Form 10-Q
period 1994-06-30
DRIVER HARRIS CO
filed 1994-08-10
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549
                           Form 10-Q

(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 1994        or
                               ------------------------

 _____
/____/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number                  1-1212
                       --------------------------------------------
                  Driver-Harris Company
- - -------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     New Jersey                                    22-0870220
- - -------------------------                --------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

      308 Middlesex Street, Harrison, New Jersey        07029
- - -------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone no., including area code  (201) 483-4802
                                             ------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes ____X____                 No ________

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.83 1/3 par value -- 1,294,320 shares as of August
    5,  1994

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
- - -----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     June 30, 1994 and December 31, 1993. . . . . . . . . .  3

     Condensed Consolidated Statements of
     Operations - Three and Six Months ended
     June 30, 1994 and June 30, 1993. . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Six months ended June 30, 1994 and June 30, 1993. . . . 5

     Notes to Financial Statements. . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . .8

PART II  OTHER INFORMATION
- - ---------------------------
Item 6.  Exhibits and Reports on Form 8-K.

Form 8-K dated April 7, 1994 - Item 2.
     Restructuring of Resistance Wire Operations

     Financial statements filed:
         Harrison Alloys Inc. and Subsidiary -
         Consolidated financial statements for the year ended December 31, 1993

     Pro-forma financial information filed:
     Pro-forma condensed consolidated balance sheet - December 31, 1993

     Pro-forma condensed statement of operations for the year ended December 31, 1993

Form 8-K dated June 14, 1994 - Item 5.
     Exercise of option by Harrison Alloys Inc. to acquire the tangible assets of Driver-Harris
     Alloys Inc. a subsidiary of the registrant

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .10
- - ----------

                         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                (Amounts in thousands)

                                              June 30,   December 31,
                                                1994         1993
                                              --------   ------------
ASSETS                                       (Unaudited)

Current assets:
Cash                                         $    866      $    600
Accounts receivable - net                       6,999        13,938
Inventories:
     Materials                                  1,483         2,705
     Work in process                            3,629         5,955
     Finished products                          1,984         4,216
                                                -----        ------
                                                7,096        12,876
Due from related company                          300
Prepaid expenses                                  330           533
                                               ------        ------
Total current assets                           15,591        27,947

Other assets                                      173           421
Property, plant & equipment - net               6,440        10,241
                                               ------        ------

                                              $22,204      $ 38,609
                                               ======        ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                    $ 1,899      $  8,005
     Current portion of long-term debt            964         1,581
     Accounts payable                          10,326        12,867
     Accrued expenses                           1,130         3,855
     Due to related company                                   1,326
     Income taxes payable                          65           220
                                              -------        ------
Total current liabilities                      14,384        27,854

Long-term debt                                  2,685         4,098
Deferred income taxes                             130           385
Postretirement benefit liabilities                385           538
Investment in related company                   1,003         1,459
Due to related company                            963         1,200
Employee termination liability and sundry         278         1,854
Deferred credit - related company               1,415

Stockholders' equity:
     Common stock                               1,187         1,187
     Additional paid-in capital                 1,981         1,981
     Retained earnings/(deficit)                  (43)          894
     Equity adjustment from translation        (2,164)       (2,841)
                                               ------       -------
    Stockholders' equity                          961         1,221
                                               ------       -------
                                              $22,204      $ 38,609
                                               ======        ======
See accompanying notes

                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar amounts in thousands, except per share data)


                                THREE MONTHS ENDED     SIX MONTHS ENDED JUNE 30
                                   June 30            Historical      Pro-Forma
                                ----------------     ---------------  ---------
                                 1994      1993      1994      1993     1994
                                 ----      ----      ----      ----     ----
Net sales - customers          $ 6,793  $ 15,574  $ 21,020  $ 28,805  $12,770
          - related company      8,775     7,803    16,312    14,590   16,312
Other revenues - net               230       174       431       299      453
                                 -----    ------     -----    ------   ------
Total Revenues                  15,798    23,551    37,763    43,694   29,535

Cost of sales - customers        5,731    12,890    17,384    23,848   10,768
              - related company  8,775     7,803    16,312    14,590   16,312
                                 -----    ------    ------    ------   ------
                                 1,292     2,858     4,067     5,256    2,455
Selling, general and
     administrative expenses     1,078     2,859     3,837     5,436    1,998
                                ------    ------    ------    ------   ------
                                   214        (1)      230      (180)     457

Other charges (credits):
Interest expense                   141       425       524       866      244
Foreign exchange loss, etc.         21       382        56       139       19
Equity in related company          361       (13)      426       132      758
                                 -----     -----     -----     -----    -----
Loss before income taxes          (309)     (795)     (776)   (1,317)    (564)

Income taxes                        14        17        54       (36)      38
                                 -----     -----     -----     -----    -----

NET LOSS                       $  (323)  $  (812)  $  (830) $ (1,281)  $ (602)
                                 =====     =====     =====     =====    =====


NET LOSS PER SHARE              $ (.25)  $  (.63)  $  (.64)   $ (.99)  $ (.47)
                                  ====      ====      ====      ====     ====



Average common shares outstanding                 1,294,320  1,293,927


See notes to financial statements


                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                          SIX MONTHS ENDED
                                                              June 30
                                                          ----------------
                                                           1994       1993
                                                           ----       ----

OPERATING ACTIVITIES
     Net loss                                            $  (830)  $ (1,281)
     Adjustments to reconcile net loss to net
       cash provided:
          Depreciation and amortization                      614        924
          Equity in net loss of related company              426        132
          Postretirement and termination benefits            123        300
          Related company payments                        (1,074)      (100)
          Receivables                                       (438)      (379)
          Inventories                                     (1,732)      (409)
          Accounts payable and accrued expenses            2,217      2,195
          Sundry                                            (266)       (36)
                                                          ------     ------
     CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                        (960)     1,346

INVESTING ACTIVITIES
         Capital expenditures                               (719)      (618)
         Sundry                                               23       (219)
                                                          ------      -----
     CASH USED IN INVESTING ACTIVITIES                      (696)      (837)

FINANCING ACTIVITIES
          Change in short-term debt                          402       (191)
          Issuance of long-term debt                       1,076         90
          Reduction of long-term debt                       (989)      (501)
          Loans from related company                       1,875*
          Cash of companies included
             in restructuring                               (503)
                                                           -----      -----

CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES                                       1,861       (602)

Effect of exchange rate changes on cash                       61        (34)
                                                           -----      -----
Net change in cash                                           266       (127)
Cash at beginning of year                                    600        676
                                                           -----      -----

   CASH AT END OF PERIOD                                 $   866     $  549
                                                           =====      =====

* Loans of $1800 were extinguished as part of restructuring - see Note 2. In addition, the related company assumed $1,489 of long-term debt of the Company's U.S. subsidiary.


See notes to financial statements


NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
     These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. These financial statements include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim period.

2 - Restructuring of Resistance Wire Operations
     The Company, directly and through its subsidiaries, has been engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable. The Company has incurred significant losses since 1991 primarily as a result of losses sustained by its Italian subsidiary.

     Effective March 18, 1994, the Company restructured its operations (the Restructure) in order to solve its liquidity problems and strengthen its competitive position in the industry. Pursuant to the Restructure, the Company combined its overseas resistance wire operations with Harrison Alloys Inc. (Harrison) by
(i) forming a holding company, HAI Holding Company Inc. (Holding), owned fifty percent by the company and fifty percent by a corporation organized by the former common shareholders of Harrison; (ii) contributing the Company's overseas resistance wire manufacturing subsidiaries (subject to liens under certain bank loans) and its approximately 24% shareholding in Harrison to Holding; and (iii) causing Harrison to assume significant obligations of the Company as explained below. In conjunction with the Restructure, Harrison became a wholly-owned subsidiary of Holding, which in turn transferred the Driver-Harris subsidiaries to Harrison. As a result of the Restructure, Harrison will conduct all of its operations located in Harrison and Somerset, New Jersey and Spartanburg, South Carolina and the Company operations located in Italy, France, the U.K., Spain and Australia. All of these businesses manufacture wrought non-ferrous metal products. In addition to its interest in Holding, the Company continues to own Driver-Harris Alloys Inc. (Alloys), a U.S. manufacturer of wrought non-ferrous metal products, all of whose output is sold by contract to Harrison at cost (see Note 3 for exercise of option by Harrison to acquire the tangible assets of Alloys). The Company also owns Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business. Harrison and Holding are referred to as "related company" in the accompanying financial statements.

    As part of the foregoing transaction, Harrison assumed certain obligations of the Company and Alloys, including approximately $1.8 million of debt incurred for investment in the Company's Italian subsidiary, $1,489,000 of loans of Alloys, all potential environmental obligations with respect to Alloys' U.S. manufacturing facilities, and the Company's commitment to share with Harrison the cost of health care and life insurance benefits for certain retirees. As additional consideration to the Company, Harrison is required to make aggregate cash payments of $300,000 during 1994; it is also required to pay license fees and commissions totaling $500,000 per year from 1994 to 2003.

     Outside financing for this transaction was derived essentially from two sources: (i) an increase of $1,100,000 in an asset-based revolving credit facility of Harrison; and (ii) an addition of $640,000 to a mortgage loan under which Harrison and Alloys are jointly and severally liable. As collateral for these loans, Alloys granted to the lenders liens on its inventories and machinery and equipment with varying priorities; furthermore, two officer/directors of the Company pledged their personal holdings of the Company's capital stock.

     The aggregate mortgage loan, as amended for the additional borrowing, requires monthly interest and principal payments of $85,000 compared with $50,000 theretofore, a principal prepayment of approximately $155,000 on August 31, 1994 and a final payment of approximately $1,107,000 on January 1, 1995 (versus $954,000 previously). Furthermore, a U.S. bank loan, which is guaranteed by the Company, was amended to require annual additional payments of $50,000, starting in 1995.

     The foregoing transaction did not result in recognition of any immediate gain or loss. For financial reporting purposes, the restructuring was effected as of March 31, 1994. Deferred credits aggregating $1,489,000 arising from the restructure will be amortized over 5 years. Accordingly, $74,000 has been credited to operations for the quarter and six months ended June 30, 1994.

     The accompanying statement of operations includes unaudited pro-forma consolidated data for the six months ended June 30, 1994, after giving effect to the foregoing transaction as it if had occurred on January 1, 1994; such data do not include any provision for potential restructuring costs should Harrison decide to rationalize certain manufacturing facilities.

3 - Option Exercise on Tangible Assets of Driver-Harris Alloys Inc.
     On June 14, 1994, Harrison (see Note 2) exercised its rights under an option agreement entered into in 1987, to acquire the tangible assets of Alloys (see Note 2). In consideration for the acquisition, Harrison will assume an equivalent amount of liabilities of Alloys. All assets and liabilities are to be valued at book value. Hence there will be no gain or loss. The transfer is subject to, and contingent on, the approval of a clean-up plan under the New Jersey Industrial Site Recovery Act; therefore no accounting recognition has been given thereto. Harrison has assumed all of the obligations and liabilities of the Company and Alloys under any federal and state environmental laws pursuant to the March 1994 restructuring described in Note 2. Since Alloys contractually functions at a break-even level, the asset transfer is not expected to have an effect on future operating results.

4 - Change of Subsidiary's Fiscal Year
     During 1994, Irish Driver-Harris Co. Ltd. changed from a fiscal year ending November 30, to the calendar year. The net loss for the month of December 1993 ($107,000), was charged directly to retained earnings.

5 - Waiver of Non-Compliance with Loan Covenant
     The U.S. banks have waived non-compliance with a loan covenant until January 1, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition
     The Company has incurred significant losses since 1991 primarily as a result of losses sustained by its Italian subsidiary. Effective March 18, 1994, the Company restructured its operations (the "Restructure") in order to solve its liquidity problems and strengthen its competitive position in the industry. Pursuant to the Restructure, the Company combined its overseas resistance wire operations with Harrison Alloys Inc. (Harrison) by
(i) forming a holding company, HAI Holding Company Inc. (Holding), owned fifty percent by the Company and fifty percent by a corporation organized by the former common shareholders of Harrison; (ii) contributing the Company's overseas resistance wire manufacturing subsidiaries (subject to liens under existing bank loans) and its approximately 24% shareholding in Harrison to Holding; and (iii) causing Harrison to assume significant obligations of the Company as explained below. In conjunction with the Restructure, Harrison became a wholly owned subsidiary of Holding, which in turn transferred the Driver-Harris subsidiaries to Harrison. As a result of the Restructure, Harrison will conduct all of its operations located in Harrison and Somerset, New Jersey and Spartanburg, South Carolina and the Driver-Harris operations located in Italy, France, the U.K., Spain and Australia. All of these businesses manufacture wrought non-ferrous metal products.
In addition to its interest in Holding, the Company continues to own Driver-Harris Alloys Inc. (Alloys), a U.S. manufacturer of wrought non-ferrous metal products, all of whose output is sold by contract to Harrison at cost (see Note 3 for exercise of option by Harrison to acquire the tangible assets of Alloys). The Company also owns Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business.

    As part of the foregoing transaction, Harrison assumed certain obligations of the Company and Alloys, including approximately $1.8 million of debt incurred for investment in the Company's Italian subsidiary, $1,489,000 of loans of Alloys, all potential environmental obligations with respect to Alloys' U.S. manufacturing facilities, and the Company's commitment to share with Harrison the cost of health care and life insurance benefits for certain retirees. As additional consideration to the Company, Harrison is required to make aggregate cash payments of $300,000 during 1994; it is also required to pay license fees and commissions totaling $500,000 per year from 1994 to 2003.

     For further details of this transaction reference is made to
Note 2 to the financial statements.

     In consummating the Restructure, Driver-Harris and Harrison expect the unified organization to benefit from economies and efficiencies in marketing, production, and product design available through a combination of the two businesses and from a potentially greater worldwide market share derived from a stronger market presence. However, these benefits are accompanied by certain risks, which are concentrated primarily on the highly leveraged debt structure of Harrison, a substantial portion of which the Company and its subsidiaries are directly or contingently liable for. Harrison may also be exposed to major expenditures if it decides to rationalize certain manufacturing operations. Additionally, the Company will be dependent on Harrison for the major portion of its U.S. cash flow and the discharge of the aforementioned U.S. obligations or potential obligations.

Results of Operations
     The accompanying consolidated statements of operations for 1994 represent the operations of the Company before the restructuring with Harrison though March 31, 1994 and the operations after the restructuring for the remainder of the period. Accordingly, the Company's consolidated net sales and costs and expenses for the period after March 31, 1994 exclude the operations transferred to Harrison. The pro-forma consolidated data for the six months ended June 30, 1994, give effect to the restructuring as if it had occurred on January 1, 1994; such data do not include any provision for potential restructuring costs should Harrison decide to rationalize certain manufacturing facilities.

     Net sales to customers of operating units continuing as part of the Company after the restructuring, increased 11.9% for the six months ended June 30, 1994 and 5.2% for the latest quarter, compared with the same periods in 1993. In each of the 1994 periods, unit volume increased substantially; however, lower average sales prices (principally tracking lower raw material costs) partially offset these gains.

     Sales to related company are to Harrison a 50%-owned affiliate since the March 18, 1994 transaction described under "Financial Condition" above. Pursuant to an agreement with Alloys, as amended in connection with the foregoing transaction, selling prices are equal to the subsidiary's costs and expenses.

     The Company's relationship with Harrison dates back to 1985 when Alloys was reorganized by transferring certain of its assets to newly organized Harrison, in consideration for the assumption by the latter of a large portion of Alloys' bank debt which the Company guaranteed, and the issuance of certain non-voting Harrison capital stock to Alloys. Since then Harrison has provided the predominant share of debt service. While the combined Harrison and Alloys bank borrowings have been significantly reduced since 1985, the two companies and Driver-Harris Company have a common interest in managing the operations of Harrison and Alloys to maximize the cash flow available for debt service.

     Lower sales prices depressed profit margins of the continuing group for the six and three month periods through June 30, 1994 compared with the preceding year. Additionally, these operating units had foreign exchange losses of $33,000 and $21,000, respectively, in the periods in 1994, compared with exchange gains of $122,000 and $11,000 in the same periods in 1993.

     The Company's equity in the operations of Harrison was a charge of $426,000 for the six months ended June 30, 1994 and $361,000 for the second quarter of 1994. During the latter quarter, Harrison emphasized the integration of the resistance wire operations into a unified structure.

     The disproportionate income tax provision in the 1994 and 1993 periods is principally a result of the fact that no tax benefits are available or can be anticipated as to subsidiaries and affiliated companies experiencing losses. The utilization of tax loss carryforwards provided tax benefits of $41,000 and $52,000 in the six month periods in 1994 and 1993, respectively.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRIVER-HARRIS COMPANY


Date:  August 10, 1994                By Frank L. Driver IV
    -----------------------             ---------------------------
                                      Frank L. Driver IV
                                        Vice President Finance and
                                        Chief Financial Officer