Form 10-Q
period 1994-09-30
DRIVER HARRIS CO
filed 1994-11-29
CIK 30197

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549
                           Form 10-Q

(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1994      or
                               ------------------------

 _____
/____/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number                  1-1212
                       --------------------------------------------
                  Driver-Harris Company
- -------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     New Jersey                                    22-0870220
- -------------------------                --------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

      308 Middlesex Street, Harrison, New Jersey        07029
- -------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone no., including area code  (201) 483-4802
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

    Common Stock, $0.83 1/3 par value -- 1,294,539 shares as of November
    4, 1994

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
- -----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     September 30, 1994 and December 31, 1993 . . . . . . .  3

     Condensed Consolidated Statements of
     Operations - Three and Nine Months ended
     September 30, 1994 and September 30, 1993. . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Nine months ended September 30, 1994 and
     September 30, 1993 . . . . . . . . . . . . . . .  . . . 5

     Condensed Consolidated Pro-Forma Statement of
     Operations - Year Ended December 31, 1993. . . . . . .  6

     Notes to Financial Statements. . . . . . . . . . . . . .7

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . 10

PART II  OTHER INFORMATION
- ---------------------------
Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits
         (27) Financial Data Schedule

     (b) Reports on Form 8-K
         None filed in quarter



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .13
- ----------


                         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                (Amounts in thousands)

                                    September 30,  December 31,
                                         1994           1993
                                    -------------  ------------
ASSETS                                (Unaudited)
Current assets:
Cash                                   $    373      $    600
Accounts receivable - net                 7,134        13,938
Inventories:
     Materials                              693         2,705
     Work in process                        592         5,955
     Finished products                    1,960         4,216
                                          -----        ------
                                          3,245        12,876
Due from related company                    366
Prepaid expenses                            217           533
                                         ------        ------
Total current assets                     11,335        27,947

Other assets                                 97           421
Property, plant & equipment - net         4,154        10,241
                                         ------        ------
                                        $15,586      $ 38,609
                                         ======        ======
LIABILITIES
Current Liabilities:
     Short-term borrowings              $ 1,814      $  8,005
     Current portion of long-term debt      466         1,581
     Accounts payable                     5,531        12,867
     Accrued expenses                       906         3,855
     Due to related company                             1,326
     Income taxes payable                    71           220
                                        -------        ------
Total current liabilities                 8,788        27,854

Long-term debt                            2,657         4,098
Deferred income taxes                       133           385
Postretirement benefit liabilities          398           538
Investment in related company             1,189         1,459
Due to related company                                  1,200
Deferred credit - related company         1,324
Sundry liabilities                          268         1,854

Stockholders' equity:
     Common stock                         1,187         1,187
     Additional paid-in capital           1,982         1,981
     Retained earnings/(deficit)           (289)          894
     Equity adjustment from translation  (2,051)       (2,841)
                                         ------       -------
     Stockholders' equity                   829         1,221
                                         ------       -------
                                        $15,586      $ 38,609
                                         ======        ======
See accompanying notes


                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar amounts in thousands, except per share data)

                             THREE MONTHS ENDED    NINE MONTHS ENDED SEPT.30
                               September 30        Historical       Pro-Forma
                              ----------------     ----------------  -------
                                 1994      1993      1994      1993     1994
                                 ----      ----      ----      ----     ----
Net sales - customers          $ 6,770  $ 12,587  $ 27,790  $ 41,392  $19,540
          - related company      6,884     6,322    23,196    20,912
Other revenues - net               270        85       701       384      723
                                 -----    ------     -----    ------   ------
Total Revenues                  13,924    18,994    51,687    62,688   20,263

Cost of sales - customers        5,802    10,370    23,186    34,218   16,570
              - related company  6,884     6,322    23,196    20,912
                                 -----    ------    ------    ------   ------
                                 1,238     2,302     5,305     7,558    3,693
Selling, general and
     administrative expenses     1,080     2,335     4,917     7,771    3,078
                                ------    ------    ------    ------   ------
                                   158       (33)      388      (213)     615

Other charges (credits):
Interest expense                   146       339       670     1,205      390
Foreign exchange and sundry          6       (64)       62        75       25
Equity in related company          248       156       674       288    1,006
                                 -----     -----     -----     -----    -----
Loss before income taxes          (242)     (464)   (1,018)   (1,781)    (806)

Income taxes                         4        85        58        49       42
                                 -----     -----     -----     -----    -----
NET LOSS                       $  (246)  $  (549)  $(1,076) $ (1,830)  $ (848)
                                 =====     =====     =====     =====    =====


NET LOSS PER SHARE              $ (.19)  $  (.42)  $  (.83)   $(1.41)  $ (.66)
                                  ====      ====      ====      ====     ====



Average common shares outstanding                 1,294,393  1,294,320






See accompanying notes


                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                         NINE MONTHS ENDED
                                                           September 30
                                                          ----------------
                                                           1994       1993
                                                           ----       ----
OPERATING ACTIVITIES
     Net loss                                            $(1,076)  $ (1,830)
     Adjustments to reconcile net loss to net
       cash provided:
          Depreciation and amortization                      826      1,297
          Equity in net loss of related company              674        288
          Postretirement and termination benefits            136        359
          Related company payments                          (546)        16
          Working capital changes                           (569)     5,071
                                                           ------     ------
     CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                        (555)     5,201

INVESTING ACTIVITIES
          Capital expenditures                            (1,010)    (2,097)
          Sundry                                              33       (175)
                                                          ------     ------
     CASH USED IN INVESTING ACTIVITIES                      (977)    (2,272)

FINANCING ACTIVITIES
          Change in short-term debt                          293     (2,431)
          Issuance of long-term debt                       1,110        290
          Reduction of long-term debt                     (1,504)      (675)
          Loans from related company                       1,875*
          Cash of companies included
             in restructuring                               (503)
          Sundry                                               1         87
                                                           -----      -----
CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES                                       1,272     (2,729)

Effect of exchange rate changes on cash                       33        (93)
                                                           -----      -----
Net change in cash                                          (227)       107
Cash at beginning of year                                    600        676
                                                           -----      -----
   CASH AT END OF PERIOD                                 $   373     $  783
                                                           =====      =====


* As part of the March 18, 1994 restructuring (see Note 2), $1800 of these loans were extinguished and Harrison Alloys Inc. (Harrison) assumed $1489 of the long-term debt of the Company's subsidiary Driver-Harris Alloys
  Inc. (Alloys). In addition effective September 30, 1994, $5807 accounts payable and other current liabilities of Alloys and a $1617 obligation by Alloys to Harrison were assumed by the latter in exchange for the transfer of an equivalent amount of Alloys' assets to Harrison (see Note 3).


See accompanying notes

                DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS
               YEAR ENDED DECEMBER 31, 1993
          (Amounts in thousands, except per share data)
                         (Unaudited)


                                      Transfer  Transfer
                                      Foreign    Driver-
                            Hist-    Resistance   Harris  Pro-Forma Pro-Forma
                            orical   Wire Co's. Alloys Inc.  Adj.     Consol.
                            -------  ---------- ---------- -------- ---------
Net Sales - customers       $56,167   $32,297    $         $         $23,870
          - related company  27,295               27,295
Other revenues                  535       161                  500       874
                             ------    ------     ------    ------    ------
                             83,997    32,458     27,295       500    24,744

Costs and expenses:
Cost of sales - customers    45,597    26,590                         19,007
              - related co.  27,295               27,295
Selling, general and admin.  10,604     7,035                  135     3,704
Interest expense              1,696     1,016                  (86)      594
Foreign exchange loss(gain)etc. 320       439                           (119)
Equity in related company       359                          1,928     2,287
                             ------    ------     ------    ------    ------
                             85,871    35,080     27,295     1,977    25,473
                             ------    ------     ------    ------    ------
Loss before income taxes     (1,874)   (2,622)         0    (1,477)     (729)
Income taxes                    118      (107)                 (22)      203
                             ------    ------     ------    ------    ------
Net loss                    $(1,992)  $(2,515)   $     0   $(1,455)  $  (932)
                             ======    ======     ======    ======    ======
Net loss per share           $(1.54)                                   $(.72)
                              =====                                     ====




See accompanying notes

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

     Effective March 18, 1994, the Company restructured certain of its operations (the Restructure) in order to solve its liquidity problems and strengthen its competitive position in the industry. Pursuant to the Restructure, the Company combined its overseas resistance wire operations with Harrison Alloys Inc. (Harrison) by
(i) forming a holding company, HAI Holding Company Inc. (Holding), owned fifty percent by the company and fifty percent by a corporation organized by the former common shareholders of Harrison; (ii) contributing the Company's overseas resistance wire manufacturing subsidiaries (subject to liens under certain bank loans) and its approximately 24% shareholding in Harrison to Holding; and (iii) causing Harrison to assume significant obligations of the Company as explained below. In conjunction with the Restructure, Harrison became a wholly-owned subsidiary of Holding, which in turn transferred the Driver-Harris subsidiaries to Harrison. Harrison and Holding are referred to as "related company" in the accompanying financial statements.

    As part of the foregoing transaction, Harrison assumed certain obligations of the Company and Driver-Harris Alloys Inc., a wholly-owned subsidiary (Alloys), including $1.8 million of debt incurred for investment in the Company's Italian subsidiary, $1,489,000 of loans of Alloys, all potential environmental obligations with respect to Alloys' U.S. manufacturing facilities, and the Company's commitment to share with Harrison the cost of health care and life insurance benefits for certain retirees. As additional consideration to the Company, Harrison is required to make aggregate cash payments of $300,000 during 1994; it is also required to pay license fees and commissions totaling $500,000 per year from 1994 to 2003.

     Outside financing for this transaction was derived essentially from two sources: (i) an increase of $1,100,000 in an asset-based revolving credit facility of Harrison; and (ii) an addition of $640,000 to a mortgage loan under which Harrison and Alloys are jointly and severally liable. As collateral for these loans, Alloys granted to the lenders liens on its inventories and machinery and equipment with varying priorities; furthermore, two officer/directors of the Company pledged their personal holdings of the Company's capital stock. All of Alloys' pledged assets were transferred by it to Harrison effective September 30, 1994 (see
Note 3). The collateralized obligations had been assumed by Harrison in the March 18, 1994 restructuring.

     The aggregate mortgage loan, as amended for the additional borrowing, requires monthly interest and principal payments of $85,000 compared with $50,000 theretofore, a principal prepayment of approximately $155,000 on August 31, 1994 (which was made on November 17, 1994) and a final payment of approximately $1,107,000 on January 1, 1995 (versus $954,000 previously). Furthermore, a U.S. bank loan, which is guaranteed by the Company, was amended to require annual additional payments of $50,000, starting in 1995.

     The foregoing transaction did not result in recognition of any immediate gain or loss. For financial reporting purposes, the restructuring was effected as of March 31, 1994. Deferred credits aggregating $1,489,000 arising from the restructure will be amortized over 5 years. Accordingly, $74,000 and $149,000, respectively, has been credited to operations for the quarter and nine months ended September 30, 1994.


3 - Divestiture of Assets of Driver-Harris Alloys Inc.
     On November 29, 1994, effective September 30, 1994, Driver-Harris Alloys Inc. (Alloys), a wholly-owned subsidiary of the Company, transferred substantially all of its assets to Harrison Alloys Inc. (Harrison), a company in which the Registrant owns a 50% interest (see Note 2), in exchange for the assumption by Harrison of an equivalent amount of liabilities (all assets and liabilities are taken into account at net book value). This transaction was the result of the exercise by Harrison on June 14, 1994 of an option granted in 1987. The transferred assets consist principally of inventory and equipment located at the Harrison and Somerset, NJ and Spartanburg, SC plants of Alloys as well as the land and factory building in Somerset, NJ. These assets constituted the U.S. portion of the Company's resistance wire manufacturing business; the foreign portion had been transferred to Harrison in the March 18, 1994 restructuring described in Note 2. No gain or loss resulted from this transaction which was recorded as of September 30, 1994. Since Alloys contractually operated at a break-even level, the foregoing asset transfer has no effect on future operating results.


     As part of the foregoing transaction, all agreements between Harrison, Alloys, and the Company, relating to the manufacture, financing, and distribution of products in the U.S., were terminated effective September 30, 1994.

     Under the New Jersey Industrial Site Recovery Act certain clean-up procedures must be completed with respect to the New Jersey locations. Harrison has assumed all of the obligations and liabilities of the Registrant and Alloys under any federal and state environmental laws pursuant to the March 1994 restructuring.

     After divestiture of the assets of Alloys, the Company, in addition to its 50% ownership of Harrison, continues to own Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business.

4 - Pro-Forma Financial Information
     The accompanying financial statements include a consolidated pro-forma statement of operations for the nine months ended September 30, 1994 after giving effect to the Restructure on March 18, 1994 (see Note 2) and the Alloys divestiture (see Note 3) as if both transactions had occurred on January 1, 1994. A consolidated pro-forma statement of operations for the year ended December 31, 1993, which gives effect to both of these transactions as if they had occurred on January 1, 1993, is included separately in this Form 10-Q. The pro-forma data do not include any provision for potential restructuring costs should Harrison decide to rationalize certain manufacturing facilities.

5 - Change of Subsidiary's Fiscal Year
     During 1994, Irish Driver-Harris Co. Ltd. changed from a fiscal year ending November 30, to the calendar year. The net loss for the month of December 1993 ($107,000), was charged directly to retained earnings.

6 - Waiver of Non-Compliance with Loan Covenant
     The U.S. banks have waived non-compliance with a loan covenant until January 1, 1995.

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

     As part of the foregoing transaction, Harrison assumed certain obligations of the Company and Driver-Harris Alloys Inc., a wholly-owned subsidiary (Alloys), including $1.8 million of debt incurred for investment in the Company's Italian subsidiary, $1,489,000 of loans of Alloys, all potential environmental obligations with respect to Alloys' U.S. manufacturing facilities, and the Company's commitment to share with Harrison the cost of health care and life insurance benefits for certain retirees. As additional consideration to the Company, Harrison is required to make aggregate cash payments of $300,000 during 1994; it is also required to pay license fees and commissions totaling $500,000 per year from 1994 to 2003.

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

     Effective September 30, 1994, Alloys transferred substantially all of its assets to Harrison in exchange for the assumption by Harrison of an equivalent amount of liabilities (all assets and liabilities are taken into account at net book value). This transaction was the result of the exercise by Harrison on June 14, 1994 of an option granted in 1987. The transferred assets consist principally of inventory and equipment located at the Harrison and Somerset, NJ and Spartanburg, SC plants of Alloys as well as the land and factory building in Somerset, NJ. These assets constituted the U.S. portion of the Company's resistance wire manufacturing business; the foreign portion had been transferred to Harrison in the March 18, 1994 restructuring. No gain or loss resulted from this transaction. Since Alloys contractually operated at a break-even level, the foregoing asset transfer has no effect on future operating results.

     As part of the foregoing transaction, all agreements between Harrison, Alloys, and the Company, relating to the manufacture, financing, and distribution of products in the U.S., were terminated effective September 30, 1994.

     Under the New Jersey Industrial Site Recovery Act certain clean-up procedures must be completed with respect to the New Jersey locations. Harrison has assumed all of the obligations and liabilities of the Registrant and Alloys under any federal and state environmental laws pursuant to the March 1994 restructuring.

     After the foregoing transactions, the Company, in addition to its 50% ownership of Harrison, continues to own Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business.

Results of Operations
     The accompanying consolidated statements of operations for 1994 represent the operations of the Company before the restructuring with Harrison through March 31, 1994 and the operations after the restructuring for the remainder of the period. Accordingly, the Company's consolidated net sales and expenses for the period after March 31, 1994 exclude the operations transferred to Harrison in March 1994. The operations of Alloys, whose assets were divested effective September 30, 1994, are included in the accompanying consolidated statement of operations through such date. The pro-forma consolidated data for the nine months ended September 30, 1994, give effect to the restructuring and the divestiture of the assets of Alloys, as if both transactions had occurred on January 1, 1994; such data do not include any provision for potential restructuring costs should Harrison decide to rationalize certain manufacturing facilities.

     Net sales to customers of operating units continuing as part of the Company after the restructuring, increased 16.0% for the nine months ended September 30, 1994 and 24.7% for the latest quarter, compared with the same periods in 1993. On average, selling prices during the nine months of 1994 did not vary markedly from the same period in 1993; however for the third quarter of 1994, prices were substantially higher than last year and the effect of a lower U.S. dollar was to raise the U.S. equivalent of foreign subsidiaries' sales. Unit volume in the nine months of 1994 was up significantly, accounting for essentially the entire increase in sales over 1993; for the third quarter, 1994 unit volume was up to a lesser extent.

     Sales to related company are to Harrison, a 50%-owned affiliate since the March 18, 1994 transaction described under "Financial Condition" above. Pursuant to an agreement with Alloys, selling prices are equal to the subsidiary's costs and expenses.

     The Company's relationship with Harrison dates back to 1985 when Alloys was reorganized by transferring certain of its assets to newly organized Harrison, in consideration for the assumption by the latter of a large portion of Alloys' bank debt which the Company guaranteed, and the issuance of certain non-voting Harrison capital stock to Alloys. Since then Harrison has provided the predominant share of debt service. While the combined Harrison and Alloys bank borrowings have been significantly reduced since 1985, Harrison and Driver-Harris Company have a common interest in managing the U.S. operations to maximize the cash flow available for debt service.

     Increases in basic raw material costs of the continuing group during the 1994 year to date and three month periods could not be fully recovered from sales prices. This resulted in lower gross profit percentages in the current year compared with 1993. In addition, these operating units had foreign exchange gains of $202,000 and $80,000 in the nine and three month periods in 1993, respectively, compared with losses of $39,000 and $6,000 in these periods in 1994.

     The Company's equity in the operations of Harrison was a charge of $674,000 for the nine months ended September 30, 1994 and $248,000 for the third quarter of 1994. While still a negative result, it shows improvement in performance compared with the second quarter loss of $361,000 and a $397,000 pro-forma loss for the first quarter.

     The disproportionate income tax provision in the 1994 and 1993 periods is principally a result of the fact that no tax benefits are available or can be anticipated as to subsidiaries and affiliated companies experiencing losses. The utilization of tax loss carryforwards provided tax benefits of $75,000 and $50,000 in the nine month periods in 1994 and 1993, respectively.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRIVER-HARRIS COMPANY


Date: November 29, 1994               By Frank L. Driver IV
    -----------------------             ---------------------------
                                        Frank L. Driver IV
                                        President and
                                        Chief Financial Officer