Form 10-K405
period 1994-12-31
DRIVER HARRIS CO
filed 1995-04-14
CIK 30197

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549

                               FORM 10-K

(Mark One)
|_X_| Annual report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1994
 __
|__| Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934
      For the transition period from __________ to __________

Commission file number 1-1212

                         DRIVER-HARRIS COMPANY
- ------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       New Jersey                             22-0870220
- ----------------------------------      --------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

308 Middlesex Street, Harrison, NJ                07029
- ----------------------------------         ---------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (201)483-4802
                                                        --------------
Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
     Title of each class:                         on which registered:
     --------------------                        ---------------------
     Common stock - par
      value  $0.83 1/3                         American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates and the total number of common shares outstanding as of March 20, 1995:
     Market Value - $6,472,695        Common Stock - 1,294,539 shares

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the annual proxy statement dated May 3, 1995 are incorporated into Part III.

                                PART I
Item 1.   Business
     (a)  General Development of Business

     The Company, directly and through its subsidiaries, has been engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable. The Company has incurred significant losses since 1991 primarily as a result of losses sustained by its Italian subsidiary.

     On April 7, 1994 (effective March 18, 1994), the Company restructured its operations (the "Restructure") in order to solve its liquidity problems and strengthen its competitive position in the industry. Pursuant to the Restructure, the Company combined its overseas resistance wire operations with Harrison Alloys Inc. (Harrison) by (i) forming a holding company, HAI Holding Company Inc. (Holding), owned fifty percent by the Company and fifty percent by a corporation organized by the former common shareholders of Harrison; (ii) contributing the Company's overseas resistance wire manufacturing subsidiaries (subject to liens under existing bank loans) and its approximately 24% shareholding in Harrison to Holding; and (iii) causing Harrison to assume significant obligations of the Company as explained below. In conjunction with the Restructure, Harrison became a wholly owned subsidiary of Holding, which in turn transferred the Driver-Harris
subsidiaries to Harrison.   As a result of the Restructure, Harrison
will conduct all of its operations located in Harrison and Somerset, NJ and Spartanburg, SC and the Driver-Harris operations located in Italy, France, the U.K., Spain and Australia.

     As part of the foregoing transaction, Harrison assumed certain obligations of the Company and its U.S. operating subsidiary, Driver-Harris Alloys Inc. (Alloys), including approximately $1.8 million of debt incurred for investment in the Company's Italian subsidiary, $1,489,000 of loans of Alloys, all potential environmental obligations with respect to Alloys' U.S. manufacturing facilities, and the Company's commitment to share with Harrison the cost of health care and life insurance benefits for certain retirees. As additional consideration to Driver-Harris, Harrison was required to make aggregate cash payments of $300,000; it is also required to pay license fees and commissions totaling $500,000 per year from 1994 to 2003.

     For further details of this transaction, reference is made to Note 3 to the consolidated financial statements.

     On November 29, 1994, effective September 30, 1994, Alloys transferred substantially all of its assets to Harrison in exchange for the assumption by Harrison of an equivalent amount of liabilities (all assets and liabilities were taken into account at net book value). This transaction was the result of the exercise by Harrison on June 14, 1994 of an option granted in 1987. The transferred assets consist principally of inventory and equipment located at the Harrison and

Somerset, NJ and Spartanburg, SC plants of Alloys as well as the land and factory building in Somerset, NJ. These assets constituted the U.S. portion of the Company's electrical resistance wire manufacturing business; the foreign portion had been transferred to Harrison in the foregoing restructuring.

     After the transactions described above, the Company, in addition to its 50% ownership of Harrison, continues to own Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, located in Ireland and the U.K., and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia.

     (b)  Financial Information About Industry Segments

     For the three years ended December 31, 1994, the Registrant operated in a single industry segment, metal products.

     (c)  Narrative Description of Business

     (i) After giving effect to the transactions described in item 1(a), the principal products manufactured by the Registrant and its subsidiaries are insulated electrical wire and cable. These products are sold principally to the construction, appliance, and electrical equipment industries and are distributed through the Company's own sales staff. The Registrant also owns 50% of Harrison, which manufactures electrical resistance wire products.

           The following represents a breakdown of the Registrant's total net sales for the last three fiscal years (in thousands):

                                     Electrical
                                   Resistance Wire(a)
            Insulated           ------------------------
           Electrical                         Foreign
          Wire & Cable          Alloys      Subsidiaries         Other
          ------------          ------      ------------         -----
1992        $19,871            $27,596        $38,272           $1,644
1993         21,488             27,295         32,297            2,382
1994         25,413             23,196          8,250            2,688

        (a)  All of these companies were divested in 1994 - see 1(a).

     (ii) No significant new products were introduced during the past fiscal year.

     (iii) The principal sources of raw material for insulated electrical wire and cable products - copper wire conductor and PVC insulating materials - are refining and chemical companies, respectively. During the past fiscal year, availability of raw materials was satisfactory, although copper prices rose to some extent.

     (iv) The Company owns certain trademarks which are maintained internationally. As part of the March 1994 restructuring described in item 1(a), the Company granted Harrison an exclusive license to use certain trademarks in consideration for specified license fees.

           There are no patents, licenses, franchises or concessions held that are material to the business of the Registrant or its subsidiaries.

     (v)   The business of the Registrant is not of a seasonal nature.

     (vi) Following industry practice, the Registrant and its subsidiaries grant payment terms to their customers ranging from 60 days to 150 days depending on the countries where the companies do business. Inventory turn of insulated electrical wire and cable products is relatively rapid because of the Company's ability to respond quickly to customers' orders.

     (vii) The Registrant and its subsidiaries are not dependent upon a single customer or very few customers for a material part of their business.

     (viii) The following amounts represent the backlog of orders believed to be firm as of the end of each fiscal year; all were expected to be filled within the following fiscal year:

                       Irish Driver-Harris Co.Ltd.,
                           and Quality Heat        Electrical Resistance
                        Treatment Pty. Ltd.          Wire Subsidiaries
                      -----------------------    --------------------
     December 31, 1993        $ 400,000                 $4,600,000
     December 31, 1994          450,000                       -

     (ix) No material portion of the business of the Registrant and its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

     (x) The Registrant's insulated wire and cable products are marketed primarily in Ireland, the U.K., the European continent, and the Mid and Far East. Such products are essentially similar to those of its competitors of which there are many, some substantially larger than the Company. The principal methods of competition are price, quality, and fast response to customers' orders.

     (xi) The Registrant believes that the cost of research and development activities was not material during the past three fiscal years. No employees were engaged in such activities on a full-time basis during that period. All research and development projects are performed by engineering and production personnel in conjunction with other functions without separate accounting therefor.

     (xii) Pursuant to the agreement with Harrison described in item 1(a), the latter company has assumed all environmental obligations with respect to the Company's former U.S. plant facilities. Such obligations are estimated at approximately $200,000.

     (xiii) The number of persons employed by the Registrant and its subsidiaries at the end of the last fiscal year was 131.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     (1) Information regarding foreign and domestic operations is provided in Note 12 to the consolidated financial statements.

     (2) The Registrant depends heavily on foreign operations for the generation of earnings. The insulated wire and cable operations are located in Ireland and the U.K., while Harrison has facilities in Western Europe and Australia in addition to its U.S. operations. All of the foreign locations are in countries with relatively stable governments and present minimum political risk; nonetheless there is exposure to fluctuations in currency exchange rates and normal business risk.

     (e)  Executive Officers of the Registrant

     Name                     Age       Position
     Frank L. Driver III      64        Chairman and Chief Executive
                                         Officer
     Frank L. Driver IV       34        President and Chief Financial
                                         Officer
     Lavinia Z. Emery         50        Secretary and Assistant
                                         Treasurer

          Officers are elected annually by the Board of Directors for one-year terms expiring in June.

          Mr. Frank L. Driver III joined the Company in 1951 as a research engineer. In 1954 he became Assistant to the factory manager of the Harrison, N.J. plant and in 1957 he was elected Corporate Vice President Administration. In 1960 he became Executive Vice President, in 1962 he was elected President and in 1982 he was also elected Chairman of the Board. In September 1994 Mr. Driver resigned as President. Mr. Driver is the brother of Mr. David A. Driver, a Director of the Company, and the father of Mr. Frank L. Driver IV, the current President.

          Mr. Frank L. Driver IV joined the Company in 1989 as Assistant Controller; in 1991 he was elected Vice President-Marketing and in 1993 he also became Vice President-Finance. In September 1994, he was elected President. Prior to joining the Company, he was a senior financial analyst with General Motors Corp. Mr. Driver is the son of Mr. Frank L. Driver III and the nephew of Mr. David A. Driver, a
Director of the Company.

          Mrs. Lavinia Z. Emery joined the Company in 1982 in an administrative capacity. In 1985 she was elected Assistant Secretary and Assistant Treasurer. In 1988 she was elected Secretary and Assistant Treasurer.

Item 2.   Properties

          After the divestitures described in item 1(a), the principal property of the Registrant and its subsidiaries is a wire insulating plant in Ireland. It was constructed in 1990 and is deemed adequate for the enterprise. It is owned by the Irish subsidiary and is subject to liens by a lender.

Item 3.   Legal Proceedings

          None of material nature.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None in the fourth quarter of 1994.

                                PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     (a) The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for the stock were as follows:

                        1994                    1993
     Quarter        High      Low           High      Low
     First          7 1/4     6             7 1/8     4 7/8
     Second         6         5             8 1/8     6 3/8
     Third          6         5 1/4         7 3/4     7 1/4
     Fourth         6 1/8     5             7 3/8     7

     (b) The approximate number of common shareholders as of March 20, 1995 was 300. This figure represents the sum of the number of shareholders of record, plus an estimate of the number of individual shareholders whose shares are held collectively by stockbrokers.

     (c) The Company has not paid cash dividends during 1993 and 1994. The note payable to the Pension Benefit Guaranty Corporation (PBGC) prohibits the payment of cash dividends without permission of the PBGC (reference is made to Note 8 to the consolidated financial statements).


Item 6.   Selected Financial Data

                         Y e a r    E n d e d    D e c e m b e r   3 1
                           1994      1993      1992      1991      1990
                    (Dollar amounts in thousands, except per share data)
Net Sales and other
  revenues               $60,558   $83,997   $87,702   $87,885   $93,547
(Loss) Income before
  extraordinary item        (976)   (1,992)   (4,490)   (4,143)      141
Extraordinary item             -         -         -       167       238
                          ------    ------    ------    ------    ------
Net (Loss) Income           (976)   (1,992)   (4,490)   (3,976)      379

Total assets              15,893    38,609    42,676    48,168    53,572

Long-term debt             2,734     4,098     3,664     2,500     6,278

Per Common Share:
  (Loss) Income before
   extraordinary item    $ (.75)   $(1.54)  $(3.50)   $(3.23)     $ .11
  Extraordinary item          -         -        -       .13        .18
                          -----     -----    -----     -----       ----
Net (Loss) Income        $ (.75)   $(1.54)  $(3.50)   $(3.10)     $ .29
                          =====     =====    =====     =====       ====

          In 1994, the Company restructured its foreign electrical resistance wire operations and divested its U.S. operating company. See item 1(a) for a description of these transactions.

          In 1993, the Company adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". This change increased the 1993 net loss by $180,000 ($.14 per share).

          In 1992, the Company adopted SFAS 109 "Accounting for Income Taxes". This change had no effect on operating results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

     The Company, directly and through its subsidiaries, has been engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable. The Company has incurred significant losses since 1991 primarily as a result of losses sustained by its Italian subsidiary.

     Effective March 18, 1994, the Company restructured its operations (the "Restructure") in order to solve its liquidity problems and strengthen its competitive position in the industry. Pursuant to the Restructure, the Company combined its overseas resistance wire operations with Harrison Alloys Inc. (Harrison) by (i) forming a holding

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

company, HAI Holding Company Inc. (Holding), owned fifty percent by the Company and fifty percent by a corporation organized by the former common shareholders of Harrison; (ii) contributing the Company's overseas resistance wire manufacturing subsidiaries (subject to liens under existing bank loans) and its approximately 24% shareholding in Harrison to Holding; and (iii) causing Harrison to assume significant obligations of the Company as explained below. In conjunction with the Restructure, Harrison became a wholly owned subsidiary of Holding, which in turn transferred the Driver-Harris subsidiaries to Harrison.

     As part of the foregoing transaction, Harrison assumed certain obligations of the Company and its wholly-owned subsidiary, Driver-Harris Alloys Inc. (Alloys), including $1.8 million of debt incurred for investment in the Company's Italian subsidiary, $1,489,000 of loans of Alloys, all potential environmental obligations with respect to Alloys' U.S. manufacturing facilities, and the Company's commitment to share with Harrison the cost of health care and life insurance benefits for certain retirees. As additional consideration to the Company, Harrison was required to make aggregate cash payments of $300,000; it is also required to pay license fees and commissions totaling $500,000 per year from 1994 to 2003.

     For further details of this transaction reference is made to Note 3 to the financial statements.

     In consummating the Restructure, Driver-Harris and Harrison expect the unified organization to benefit from economies and efficiencies in marketing, production, and product design available through a combination of the two businesses and from a potentially greater worldwide market share derived from a stronger market presence. However, these benefits are accompanied by certain risks, which are concentrated primarily on the highly leveraged debt structure of Harrison, a portion of which the Company is directly or contingently liable for. Harrison may also be exposed to major expenditures if it decides to rationalize certain manufacturing operations. Additionally, the Company will be dependent on Harrison for the major portion of its U.S. cash flow and the discharge of the aforementioned U.S. obligations or potential obligations.

     Effective September 30, 1994, Alloys transferred substantially all of its assets to Harrison in exchange for the assumption by Harrison of an equivalent amount of liabilities (all assets and liabilities were transferred at net book value). This transaction was the result of the exercise by Harrison on June 14, 1994 of an option granted in 1987. The transferred assets consist principally of inventory and equipment located at the Harrison and Somerset, NJ and Spartanburg, SC plants of Alloys as well as the land and factory building in Somerset, NJ. These assets constituted the U.S. portion of the Company's resistance wire manufacturing business; the foreign portion had been transferred to

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Harrison in the March 1994 restructuring. No gain or loss resulted from this transaction. Since Alloys contractually operated at a break-even level, the foregoing asset transfer has no effect on future operating results.

     As part of the Alloys divestiture, all agreements between Harrison, Alloys, and the Company, relating to the manufacture, financing, and distribution of products in the U.S., were terminated effective
September 30, 1994.

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

     At December 31, 1994, the Company and its subsidiaries had available bank lines of credit of approximately $2,900,000, of which $1,762,000 was in use.

Results of Operations

     The accompanying consolidated statements of operations for 1994, include the operations of subsidiaries which were divested during the year, to the approximate dates of their disposal. These are March 31, 1994 for the overseas resistance wire manufacturing companies and September 30, 1994 for Alloys. The pro-forma consolidated data for 1994 give effect to the aforementioned restructuring and the divestiture of the assets of Alloys, as if both transactions had occurred on January 1, 1994.

     For 1994, net sales of operating units continuing as part of the Company throughout the entire year, rose 17.7% compared with the preceding year. This increase reflects principally higher unit volume. Prices on average were slightly higher than last year and foreign currency rates moved up somewhat.

     Basic raw material costs of continuing companies rose during 1994. Selling prices, however, could not be raised in step with the higher costs. As a result, the gross profit was 3.0 percentage points lower than in 1993. Selling, general and administrative expenses of these units increased 6.6% in absolute terms; relative to sales, however, they decreased 1.6 percentage points. In addition, there were currency

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

exchange losses of $29,000 in 1994, compared with gains of $133,000 in 1993.

     Sales to related company are to Harrison, a 50%-owned affiliate. Pursuant to an agreement with Alloys, selling prices are equal to the subsidiary's costs and expenses.

     The Company's relationship with Harrison dates back to 1985 when Alloys was reorganized by transferring certain of its assets to the newly organized Harrison, in consideration for the assumption by the latter of a large portion of Alloys' bank debt which the Company guaranteed, and the issuance of certain non-voting Harrison capital stock to Alloys. Since then Harrison has provided the predominant share of debt service. While the combined Harrison and Alloys bank borrowings have been significantly reduced since 1985, Harrison and Driver-Harris Company have a common interest in managing the U.S. operations to maximize the cash flow available for debt service.

     In 1993, net sales to unaffiliated customers dropped by 6.1% from the prior year's level. This change is a composite of higher unit volume, which was more than offset by (i) the effect of a stronger dollar on the translation of foreign financial data, and (ii) lower average selling prices.

     During 1993 the price of nickel declined. This was reflected in lower average selling prices for the Company's products. However, the operating companies were able to lower production costs by more than the proportionate drop in sales prices. In addition, cost of sales was reduced $304,000 by virtue of a settlement with the Pension Benefit Guaranty Corporation of the Company's employer liability under three defined benefit pension plans terminated in 1985. As a result, the 1993 gross profit from sales to unaffiliated customers was 2.3 percentage points higher relative to net sales than in 1992. Selling, general and administrative expenses were lower in 1993 than in 1992, mainly due to the effect of a stronger U.S. dollar on the translation of foreign financial data. Also, in 1992 there were severance and other employment costs of $210,000 in connection with organizational changes. The large currency exchange loss in 1992 reflects primarily the impact of the European currency realignment in September 1992 on those foreign assets and liabilities which were denominated in other than the local currency of the respective operating units.

     The Company generally incurs income taxes in operating units which generate earnings, while no tax benefits are available or can be anticipated in units experiencing losses. This is the principal reason for the disproportionate income tax provisions for the years 1992 through 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The 1994, 1993, and 1992 operating results include utilization of approximately $14,000, $340,000 and $244,000, respectively of net operating loss carryforwards. The related tax benefits of $5,000, $128,000, and $88,000 have been netted against the provision for income taxes.

     During the years 1994, 1993, and 1992 the Company's equity in the operating results of Harrison consisted of losses of $1,097,000, $359,000, and $265,000, respectively. The recognition of these losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,701,000 at December 31, 1994. This amount combined with a deferred credit of $1,266,000 which originated from the March 1994 restructuring described above, is equal to the balance of a bank loan of Harrison ($2,967,000) which the Company has guaranteed (see Note 8). Under the Company's policy, losses from its investment in Harrison will be recognized only to the extent of the bank loan guaranty.

Item 8.   Financial Statements and Supplementary Data

     This information is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company's Irish subsidiary, Irish Driver-Harris Co. Ltd.
changed its independent accountants during 1993. This matter has been reported on Form 8-K dated December 6, 1993.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The table listing this information with respect to directors of the Company, and the statement of compliance with Sec. 16(a) of the Exchange Act, included in the proxy statement dated May 3, 1995, is herein incorporated by reference. The information with respect to executive officers is included in Part I of this Form 10-K.

Item 11.  Executive Compensation

     The information with respect to officers and directors of the Company, included in the proxy statement dated May 3, 1995, is herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item, included in the proxy statement dated May 3, 1995, is herein incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item, included in the proxy statement dated May 3, 1995, is herein incorporated by reference.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

     (a)(1) and (2) - This portion of Item 14 is submitted in a separate section of this report.

        (3)    Listing of Exhibits

          Exhibit 3.     Certificate of Incorporation and By-Laws
          Exhibit 10.    Material contracts
          Exhibit 21.    Subsidiaries of the Registrant
          Exhibit 23.    Consent of Independent Accountants
          Exhibit 27.    Financial Data Schedule

     (b)  Reports on Form 8-K.

          None filed in the fourth quarter of 1994.

     (c)  Exhibits
                                                     Incorporated by
                                                     Reference to SEC
                                                          Form
                                                     ----------------
          Exhibit 3.  Articles of Incorporation      8-K dated November
               and By-Laws                           1, 1982

               Amendments thereto                    8-K dated June 17,
                                                     1987

          Exhibit 10. Material Contracts:
               Third Amended and Restated Loan
               Agreement with several banks, dated
               November 12, 1992; loan agreement
               with Textron Financial Corporation
               dated October 29, 1992, and related   10-Q dated
               Mortgage and Promissory Note dated    September 30, 1992
               November 12, 1992

               Settlement Agreement with Pension     8-K dated
               Benefit Guaranty Corporation dated    December 22,
               December 22, 1993                     1993

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.  (Continued)

               Amended and Restated Agreement between
               Harrison Alloys Inc., Driver-Harris
               Company, HAI Industries Inc., and
               HAI Holding Company Inc., dated       8-K dated
               March 18, 1994                        April 7, 1994

               Letter agreement amending the Third
               Amended and Restated Loan Agreement
               with several banks, dated as of       8-K dated
               March 18, 1994                        April 7, 1994

               Note Modification Agreement, Loan and
               Security Agreement Modification
               Agreement, and Release of Guaranty
               between Driver-Harris Alloys Inc.,
               Harrison Alloys Inc., and Textron
               Financial Corporation, all dated      8-K dated
               February 25, 1994                     April 7, 1994

          Exhibit 21.  Subsidiaries of the Registrant as of December 31,
                       1994

          SUBSIDIARIES OF THE REGISTRANT

          Name                            Jurisdiction of Incorporation
          Driver-Harris Alloys Inc.               New Jersey (Inactive
                                                     corporation)
          Irish Driver-Harris Co. Ltd.            Ireland
          Kingston Cable Distributors Ltd.        United Kingdom
           (subsidiary of Irish Driver-Harris
            Co. Ltd.)
          Quality Heat Treatment Pty. Ltd.        Australia

          Exhibit 23.  Consent of Independent Accountants

          This exhibit is filed as an attachment to this report.


          (d) Financial Statement Schedules -- This portion of Item 14 is submitted in a separate section of this report.

          Financial Statements of HAI Holding Company Inc. -
          December 31, 1994.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DRIVER-HARRIS COMPANY



April 13, 1995                          Frank L. Driver IV
- --------------------------              --------------------------------
Date                                    Frank L. Driver IV
                                        President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ralph T. Bartlett                       David A. Driver
- --------------------------------        --------------------------------
Ralph T. Bartlett                       David A. Driver
Director                                Director
Date:  April 13, 1995                   Date:  April 13, 1995


H. L. Biggerstaff                       Frank L. Driver III
- --------------------------------        --------------------------------
H. L. Biggerstaff                       Frank L. Driver III
Director                                Director, Chairman of Board
Date:  April 13, 1995                   Chief Executive Officer
                                        Date:  April 13, 1995

Frank L. Driver IV
- ----------------------------------
Frank L. Driver IV
Director, President and
Chief Financial Officer
Date:  April 13, 1995

                  Annual Report on Form 10-K Item 8,
                  Item 14(a)(1) and (2), (c) and (d)

                   List of Financial Statements and
                     Financial Statement Schedules

                           Certain Exhibits

                     Financial Statement Schedules

                Driver-Harris Company and Subsidiaries

                           December 31, 1994

                Driver-Harris Company and Subsidiaries

                    Form 10-K-Item 14(a)(1) and (2)

    List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of Driver-Harris Company and subsidiaries are included in Item 8:

     Consolidated Balance Sheets-December 31, 1994 and 1993    Page 19

     Consolidated Statements of Operations-Years ended December 31,
     1994, 1993 and 1992                                       Page 21

     Consolidated Statements of Stockholders' Equity-Years ended
     December 31, 1994, 1993 and 1992                          Page 22

     Consolidated Statements of Cash Flows-Years ended December 31,
     1994, 1993 and 1992                                       Page 23

     Notes to Consolidated Financial Statements                Page 24

The following consolidated financial statement schedules of Driver-Harris Company and subsidiaries and financial statements of HAI
Holding Company Inc. and subsidiaries are included in Item 14(d):

     Schedule I-Condensed Financial Information of Registrant       39

     Schedule II-Valuation and Qualifying Accounts                  43

     Financial Statements of HAI Holding Company Inc. and
      subsidiaries                                                  44

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    Report of Independent Auditors

Board of Directors
Driver-Harris Company

We have audited the accompanying consolidated balance sheets of Driver-Harris Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed as Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of certain foreign consolidated subsidiaries which statements reflect total assets constituting 14% in 1994 and 4% in 1993, and total revenues constituting 7% in 1994, 4% in 1993 and 23% in 1992 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for such subsidiaries, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Driver-Harris Company and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed it method of accounting for postretirement benefits other than pensions.

March 10, 1995                                       ERNST & YOUNG LLP

                    AUDITORS' REPORT TO THE MEMBERS

                                  OF

                  KINGSTON CABLE DISTRIBUTORS LIMITED



We have audited the accompanying balance sheet of Kingston Cable Distributors Limited as of 31 December 1994, and the related statements of profit and loss and cash flows for the thirteen months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingston Cable Distributors Limited as of 31 December 1994, and the results of its operations and its cash flows for the thirteen months then ended in conformity with generally accepted accounting principles.



15 March 1995                       Signed:  James, Stanley & Co.
                                    -----------------------------
                                    Registered Auditor
                                    Chartered Accountants
                                    1733 Coventry Road
                                    South Yardley
                                    Birmingham
                                    B26 1DT

                Driver-Harris Company and Subsidiaries

                      Consolidated Balance Sheets

                      Dollar Amounts in Thousands

                                                 December 31
                                              1994          1993
                                              ------------------
Assets
Current assets:
  Cash                                       $   461      $   600
  Receivables,less allowances of $376
     and $533                                  7,494       13,938
  Inventories (Notes 1,2,3,4 and 8):
     Materials                                   658        2,705
     In process                                  226        5,955
     Finished                                  2,160        4,216
                                              ------       ------
                                               3,044       12,876
  Prepaid expenses                               227          533
                                              ------       ------
Total current assets                          11,226       27,947

Other assets                                     369          421

Property, plant and equipment, at cost
   (Notes 3,4,7 and 8):
  Land and buildings                           2,738        5,356
  Machinery and equipment                      2,701       24,396
  Office equipment                               419        1,795
                                              ------       ------
                                               5,858       31,547
  Less accumulated depreciation and
    amortization                               1,560       21,306
                                              ------       ------
                                               4,298       10,241
                                              ------       ------
                                             $15,893      $38,609
                                              ======       ======

Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings (Note 8)             $ 1,762      $ 8,005
  Current portion of long-term debt              512        1,581
  Accounts payable                             5,295       12,867
  Accrued expenses                               843        3,855
  Due to related company (Note 2)                           1,326
  Income taxes payable                            86          220
                                              ------       ------
Total current liabilities                     8,498        27,854

Long-term debt (Note 8)                       2,734         4,098
Deferred foreign income taxes                   110           385
Postretirement benefit liabilities (Note 9)     417           538
Investment in related company (Note 2)        1,701         1,459
Due to related company (Note 2)                             1,200
Deferred credit-related company (Note 3)      1,266
Sundry liabilities                              259         1,854

Stockholders' equity (Notes 6,8 and 11):
  Common stock--par value $0.83 1/3 per share:
  Authorized 3,000,000 shares; issued 1,624,928
    shares (including 130,389 and 130,608 treasury
    shares  and 200,000 pledged shares)       1,187         1,187
  Additional paid-in capital                  1,982         1,981
  Retained earnings (deficit)                  (189)          894
  Equity adjustment from translation         (2,072)       (2,841)
                                             ------        ------
                                                908         1,221

Commitments and contingencies (Notes 7,8,9)
                                             ------        ------
                                            $15,893       $38,609
                                             ======        ======

See accompanying notes.

                Driver-Harris Company and Subsidiaries

                 Consolidated Statements of Operations

          Dollar Amounts in Thousands, Except per Share Data

                                      Year ended December 31   Pro Forma
                                      1994    1993    1992       1994
                                      ----    ----    ----       ----
                                                              (Unaudited
                                                                Note 5)
Revenues:
  Net sales:
    Customers                       $36,351 $56,167 $59,787   $28,101
    Related company (Note 2)         23,196  27,295  27,596
  Other revenues                      1,011     535     319       959
                                     ------  ------  ------    ------
                                     60,558  83,997  87,702    29,060

Costs and expenses:
  Cost of sales:
    Customers                        30,156  45,597  49,914    23,540
    Related company                  23,196  27,295  27,594
  Selling, general and
    administrative                    6,102  10,604  11,435     4,263
  Interest expense                      855   1,696   1,736       575
  Foreign exchange loss and sundry       52     320   1,150        15
  Equity in net loss of related
    company                           1,097     359     265     1,097
                                      -----  ------  ------    ------
                                     61,458  85,871  92,094    29,490
                                     ------  ------  ------    ------
Loss before income taxes               (900) (1,874) (4,392)     (430)

Income taxes (Note 11)                   76     118      98        60
                                     ------  ------  ------    ------
Net loss                            $  (976)$(1,992)$(4,490)  $  (490)
                                     ======  ======  ======    ======
Net loss per share (Note 1)           $(.75) $(1.54) $(3.50)    $(.38)

See accompanying notes.

                  Driver-Harris Company and Subsidiaries

              Consolidated Statements of Stockholders' Equity

                For the three years ended December 31, 1994

                        Dollar Amounts in Thousands

                                                         Equity
                                   Additional Retained Adjustment
                             Common  Paid-In  Earnings from Trans-
                              Stock  Capital  (Deficit)  lation   Total
                             ------ --------  --------  --------  -----
Balance at January 1, 1992   $1,187  $1,913   $ 7,376   $(1,172) $ 9,304
 Sale of 9,999 treasury
   shares                                53                           53
 Net loss                                      (4,490)            (4,490)
 Adjustments from exchange
  rate changes                                             (952)    (952)
                             -------------------------------------------
Balance at December 31, 1992  1,187   1,966     2,886    (2,124)   3,915
 Sale of 2,349 treasury
   shares                                15                           15
 Net loss                                      (1,992)            (1,992)
 Adjustments from exchange
   rate changes                                           (717)     (717)
                             -------------------------------------------
Balance at December 31, 1993  1,187   1,981       894   (2,841)    1,221
 Sale of 219 treasury
   shares                                 1                            1
 Net loss                                        (976)              (976)
 Loss for December 1993 of
   subsidiary which changed
   its fiscal year (Note 1)                      (107)              (107)
 Adjustments from exchange
   rate changes                                            769       769
                            --------------------------------------------
Balance at December 31, 1994 $1,187  $1,982  $   (189) $(2,072)   $  908
                            ============================================

See accompanying notes.

                  Driver-Harris Company and Subsidiaries

                   Consolidated Statements of Cash Flows

                        Dollar Amounts in Thousands

                                           Year ended December 31
                                          1994      1993      1992
                                          ------------------------
Operating activities
Net loss                                $  (976)  $(1,992)  $(4,490)
Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
   Depreciation and amortization            966     1,643     2,017
   Provision for doubtful accounts          225       182       298
   Settlement of pension liability                   (304)
   Deferred credit and other               (249)       74         7
   Equity in net loss of related company  1,097       359       265
   Account with related company            (308)    1,304     1,222
   Receivables                           (1,084)      155    (2,031)
   Inventories                           (2,487)      909       987
   Accounts payable and accrued expenses  2,623     2,413       254
   Sundry                                  (100)      225      (234)
                                         ---------------------------
Net cash (used in) provided by operating
   activities                              (293)    4,968    (1,705)

Investing activities
Capital expenditures                     (1,301)   (2,668)   (1,076)
Sundry                                      (37)      (33)       90
                                         ---------------------------
Net cash used in investing activities    (1,338)   (2,701)     (986)

Financing activities
Change in short-term debt                   260    (2,256)    4,192
Proceeds from issuance of long-term debt  1,342       997     2,084
Reduction of long-term debt              (1,458)   (1,139)   (3,739)
Cash of companies included in
  restructuring (Note 3)                   (503)
Loans from related company (Note 3)       1,800
Sundry                                        2       102       (66)
                                         --------------------------
Net cash provided by (used in)
  financing activities                    1,443    (2,296)    2,471

Effect of exchange rate changes on cash      49       (47)      (17)
                                         ---------------------------
Net change in cash                         (139)      (76)     (237)
Cash at beginning of year                   600       676       913
                                         --------------------------
Cash at end of year                      $  461    $  600    $  676
                                         ==========================

Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                               $  743   $ 1,525   $ 1,653
  Income taxes                               17        61        76

See accompanying notes.

                Driver-Harris Company and Subsidiaries

              Notes to Consolidated Financial Statements

                      December 31, 1994 and 1993

1.  Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Driver-Harris company (the "Company") and its majority controlled subsidiaries. Intercompany accounts, transactions and profits have been eliminated in consolidation. The financial statements of Irish Driver-Harris Company Ltd. and its subsidiary are included in consolidation for their years ended November 30, 1992 and 1993. During 1994, these subsidiaries changed to the calendar year. The net loss for the month of December 1993 ($107,000), was charged directly to retained earnings.

Harrison Alloys Inc. ("Harrison"), a fifty percent owned company, is recorded on the equity method of accounting. Transactions with, and the investment in Harrison are shown separately in the accompanying financial statements (see Note 3). The recognition of losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,701,000 at December 31, 1994. This amount, combined with a deferred credit of $1,266,000 which originated from the March 1994 restructuring described in Note 3, is equal to the balance of a bank loan of Harrison ($2,967,000) which the Company has guaranteed (see Note 8). Under the Company's policy, losses from its investment in Harrison will be recognized only to the extent of the bank loan guaranty.

Inventories

Inventories are stated at the lower of cost or market. At December 31, 1994, cost was determined by the first-in, first-out (FIFO) method for all inventories. At December 31, 1993, a number of subsidiaries, which were subsequently divested, used the last-in, first-out (LIFO) method for certain inventories, which aggregated 47% of the consolidated total. Had the FIFO method of valuation been used in place of LIFO, inventories would have been $2,703,000 higher at December 31, 1993.

Property, Plant and Equipment

Depreciation has been provided principally by the straight-line method based upon estimated useful lives of the depreciable assets.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition

Sales revenues are recognized at the time products are shipped. Sales returns are recognized generally upon the receipt of merchandise returns or the granting of price allowances.

Earnings per Common Share

Earnings per share of common stock are based on the average number of common shares and common share equivalents outstanding during each year (1,294,430 in 1994, 1,294,320 in 1993 and 1,284,472 in 1992). Common
stock options are considered common share equivalents.

Financial Instruments

In the normal course of business, the Company may enter into forward contracts in order to limit its exposure to fluctuations in currency exchange rates or metals prices. As currency exchange rates or metals prices fluctuate, gains and losses on these contracts serve as hedges to the extent that they offset transactional losses and gains which would otherwise impact the Company's financial results. To the extent gains or losses on open forward contracts are covered by firm or anticipated sales or purchase commitments, the Company follows the practice of recognizing neither gains nor losses.

The predominant portion of the Company's customers are engaged in the construction, appliance and electrical equipment industries in Ireland and Great Britain. The Company grants credit to its customers on open account. One customer's outstanding balance represents 10.3% of consolidated receivables.

Foreign Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the year. Translation adjustments are recorded as a separate component of equity. Changes in the equity account during 1994 and 1993 primarily resulted from such translation adjustments.

Change in Accounting Principle

Effective January 1, 1993, the Company adopted Statement of Financial

Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard requires companies to accrue for estimated future postretirement benefit expenses during the years employees are working and earning benefits for retirement. Previously, the Company expensed the costs of these benefits as current payments were made. This change had the effect of increasing the postretirement benefit expense of the Company for 1993 by approximately $180,000.

Pending Accounting Pronouncements

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, including the methods and significant assumptions used to estimate these fair values. The standard is effective for the Company no later than 1995.

2.  U.S. Manufacturing Operations

During 1985, the Company reorganized its U.S. operating subsidiary, Driver-Harris Alloys Inc. ("Alloys"), by transferring its accounts receivable and finished goods inventory to a newly-formed company, Harrison Alloys Inc. ("Harrison") in consideration for Harrison's assumption of a portion of Alloys' bank debt and the issuance to Alloys of shares of Harrison's (non-voting) common stock. Harrison is referred to herein as a "related company". Effective March 18, 1994, the Company and the shareholders of Harrison formed a holding company, consisting of the Harrison operations and the Company's overseas resistance wire manufacturing subsidiaries as more fully described in Note 3. Also, effective September 30, 1994, Alloys transferred substantially all of its assets to Harrison, as more fully described in Note. 4.

Until the September 30, 1994 divestiture of Alloys, under agreements between the parties, (i) Harrison was required to perform certain manufacturing and administrative functions for Alloys at an agreed pricing formula, (ii) Harrison was granted certain distribution rights for Alloys' products in the United States and Mexico, (iii) Harrison was required to purchase all of Alloys' production at prices equal to all of Alloys' costs, expenses and interest and (iv) Harrison provided certain financing to Alloys.

For the years ended December 31, 1994, 1993 and 1992, Harrison purchased $23,196,000, $27,295,000 and $27,594,000, respectively, of products from
Alloys and billed Alloys $8,123,000, $9,427,000 and $8,308,000, respectively, for production and administrative functions.

3.  Restructuring of Resistance Wire Operations

The Company, directly and through its subsidiaries, has been engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable. The Company has incurred significant losses since 1991 primarily as a result of losses sustained by its Italian subsidiary.

On April 7, 1994, effective March 18, 1994, the Company restructured its operations (the Restructure) in order to solve its liquidity problems and strengthen its competitive position in the industry. Pursuant to the Restructure, the Company combined its overseas resistance wire operations with Harrison Alloys Inc. (Harrison) by (i) forming a holding company, HAI Holding Company Inc. (Holding), owned fifty percent by the Company and fifty percent by a corporation organized by the former common shareholders of Harrison; (ii) contributing the Company's overseas resistance wire manufacturing subsidiaries located in Italy, France, the U.K., Spain and Australia (subject to liens under existing bank loans [see Note 8]) and its approximately 24% shareholding in Harrison to Holding; and (iii) causing Harrison to assume significant obligations of the Company as explained below. In conjunction with the Restructure, Harrison became a wholly-owned subsidiary of Holding, which in turn transferred the Driver-Harris subsidiaries to Harrison. The latter and Holding are referred to as "related company" or as "Harrison" in the accompanying consolidated financial statements.

As part of the foregoing transaction, Harrison assumed certain obligations of the Company and its U.S. subsidiary, Driver-Harris Alloys Inc. (Alloys), including approximately $1.8 million of debt incurred for investment in the Company's Italian subsidiary, $1,489,000 of loans of Alloys, all potential environmental obligations with respect to Alloys' U.S. manufacturing facilities, and the Company's commitment to share with Harrison the cost of health care and life insurance benefits for certain retirees. As additional consideration to the Company, Harrison was required to make aggregate cash payments of $300,000; it is also required to pay license fees and commissions totaling $500,000 per year from 1994 through 2003.

The foregoing transaction did not result in recognition of any immediate gain or loss. For financial reporting purposes, the restructuring was effected as of March 31, 1994. Deferred credits aggregating $1,489,000 arising from the restructure will be amortized over 5 years. Accordingly, $223,000 has been credited to operations for the year ended December 31, 1994.

4.  Divestiture of Assets of Driver-Harris Alloys Inc.

On November 29, 1994, effective September 30, 1994, Driver-Harris Alloys Inc. (Alloys), a wholly-owned subsidiary of the Company, transferred substantially all of its assets to Harrison Alloys Inc. (Harrison), a corporation in which the Company indirectly owns a 50% interest (see
Note 3), in exchange for the assumption by Harrison of an equivalent amount of liabilities (all assets were transferred at net book value). This transaction was the result of the exercise by Harrison on June 14, 1994 of an option granted in 1987. The transferred assets consist principally of inventory and equipment located at the Harrison and Somerset, New Jersey and Spartanburg, South Carolina plants of Alloys as well as the land and factory building in Somerset, New Jersey. These assets constituted the U.S. portion of the Company's resistance wire manufacturing business; the foreign portion had been transferred to Harrison in the March 18, 1994 restructuring described in Note 3. The Alloys assets had an aggregate net book value of $7,424,000 and the liabilities assumed by Harrison consisted of $5,807,000 accounts payables and other current liabilities and a $1,617,000 obligation to Harrison. No gain or loss resulted from this transaction which was recorded as of September 30, 1994. Since Alloys contractually operated at a break-even level, the foregoing asset transfer has no effect on future operating results.

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

After the Restructure described in Note 3 and the divestiture of the assets of Alloys, the Company, in addition to its 50% ownership of Harrison, continues to own Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business.

5.  Pro Forma Financial Information

The accompanying financial statements include a consolidated pro forma statement of operations for the year ended December 31, 1994, which gives effect to the restructure on March 18, 1994 (see Note 3) and the Alloys divestiture (see Note 4) as if both transactions had occurred on January 1, 1994.

6.  Foreign Operations

Net assets which are located outside the United States and are included in the consolidated balance sheets are as follows (in thousands):

                                                   December 31
                                                 1994       1993
                                                 ---------------
     Assets
     Inventories                                $ 3,044    $ 9,318
     Other current assets                         8,065     15,026
     Property, plant and equipment--net           4,298      7,803
     Other assets                                   166        317
                                                 -----------------
                                                 15,573     32,464

     Liabilities
     Current liabilities                          8,033     20,794
     Long-term debt                               1,748      2,094
     Other long-term liabilities                    299      1,854
     Deferred income taxes                          110        385
                                                 -----------------
                                                 10,190     25,127
                                                 -----------------
     Net assets outside the United States       $ 5,383    $ 7,337
                                                 =================

Net loss of the Company's foreign subsidiaries included in the accompanying financial statements amounted to approximately $144,000 in 1994, $1,407,000 in 1993 and $3,698,000 in 1992.

Because (i) the Company plans to continue to finance foreign expansion and operating requirements by reinvesting a substantial portion of the undistributed earnings of its foreign subsidiaries, and (ii) the availability of U.S. tax loss carryovers (see Note 10) to offset dividends from these subsidiaries, United States income taxes have not been provided on such earnings. Unremitted earnings of foreign subsidiaries at December 31, 1994 amounted to approximately $5,656,000.

7.  Leases

Property, plant and equipment includes the following amounts related to capital leases (in thousands):

                                                   December 31
                                                 1994       1993
                                                 ---------------
     Machinery and equipment                    $1,239    $1,515
     Less accumulated amortization                 269       390
                                                 ---------------
                                                $  970    $1,125
                                                 ===============

Amortization of the assets recorded under capital leases is included in depreciation expense.

The future minimum rental commitments for all operating leases as of December 31, 1994 are as follows (in thousands):

     1995                                         $106
     1996                                           61
     1997                                           54
     1998                                           46
     1999                                           45
     2000-2004                                      76
                                                  ----
                                                  $388
                                                  ====

Total rent expense under operating leases for 1994, 1993 and 1992 was $483,000, $755,000 and $740,000, respectively.

8.  Long-Term Debt and Lines of Credit

Long-term debt was as follows(in thousands):

                                                   December 31
                                                 1994       1993
                                                 ---------------
     U.S. mortgage loan                                   $1,339
     U.S. bank loan                             $  242       350
     Note payable to Pension Benefit
       Guaranty Corporation                        852       795
     Other mortgage loans                          763       878
     Capitalized lease obligations                 779       783
     Sundry                                        610     1,534
                                                 ---------------
                                                 3,246     5,679
     Less current portion                          512     1,581
                                                 ---------------
                                                $2,734    $4,098
                                                 ===============

In addition to the foregoing direct obligations at December 31, 1994, Driver-Harris Alloys Inc. ("Alloys") was jointly and severally liable with Harrison Alloys Inc. ("Harrison") (see Note 2) for a U.S. bank loan with an unpaid principal balance of $2,967,000 and a U.S. mortgage loan with an unpaid principal balance of $1,267,000. Both of these obligations are being reported as direct liabilities of Harrison.

The bank loan is guaranteed by the Company, which has pledged as collateral its shares of the capital stock of its Irish subsidiary as well as 200,000 shares of its own capital stock. No accounting recognition has been given to the issuance of these 200,000 shares since they can be disposed of only in the case of a default. The bank loan bears interest at the floating prime rate. Principal and accrued interest are due in 34 monthly payments of $77,000 until September 30, 1997, three annual payments of $50,000 from 1995 through 1997, and a final payment of the remaining balance on October 31, 1997.

The U.S. mortgage loan, as amended, is payable in monthly installments of varying amounts, with a final payment on December 1, 1995. With the lender's consent, the mortgaged assets were conveyed by Alloys to Harrison as part of the asset transfer effective September 30, 1994 (see
Note 4).

The Company is obligated under a U.S. bank loan with an unpaid principal balance of $242,000 at December 31, 1994. This loan matures in monthly installments until March 31, 1997 with interest at 1 3/4% above the bank's prime rate. The loan is collateralized by the capital stock of the Irish subsidiary and that of the Company pledged under the foregoing bank loan guaranty.

The note payable to the Pension Benefit Guaranty Corporation (PBGC) is due September 30, 2000. Interest accrues at the rate of 7% per year compounded quarterly and is payable at maturity. The note and accrued interest may be prepaid at the Company's option. The PBGC has the right to convert the entire unpaid principal and accrued interest into common stock of the Company at a price of $7.875 per share, at any time after September 30, 1996 until maturity. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

The Other Mortgage Loans, which are the liability of a subsidiary, bear interest at 10% per year and are due in monthly installments through 2000. These loans and the subsidiary's $2,300,000 general credit line are jointly collateralized by all of its assets with a net book value of $13,549,000.

Maturities of long-term debt at December 31, 1994 are as follows (in thousands):

                                          Capitalized
                                            Leases        Other
                                          ---------------------
     1995                                   $191         $  321
     1996                                    161            339
     1997                                    172            225
     1998                                    189            289
     1999                                     66             16
     Thereafter                                -          1,277
                                          ---------------------
                                            $779         $2,467
                                          =====================

At December 31, 1994, the Company and its subsidiaries had available short-term bank lines of credit in the aggregate amount of approximately $2,900,000, of which $1,762,000 was in use.

The weighted average interest rate on the short-term borrowings of the Company and its subsidiaries was 10.4% at December 31, 1994.

9.  Postretirement Benefits - Pensions and Health Care

Pensions

Prior to the March 1994 restructuring (see Note 3), the Company had several defined benefit pension plans covering employees of certain foreign subsidiaries. In the aggregate, these plans were not considered significant. The cost thereof was $277,000 in 1993 and $287,000 in 1992.

After the restructuring, the Company's only defined benefit pension plans are those of a subsidiary. These cover substantially all of the latter's employees, who must contribute to the plan cost. Benefits are based on employees' years of service and generally final compensation. The subsidiary makes contributions to the plans in amounts that are intended to provide for current service and to fund past service liability.

The actuarial assumptions used for the pension plans of the continuing subsidiary for 1994 were as follows:

     Discount rate                                8%
     Annual rate of compensation increase         6
     Long-term rate of return on plan assets      8

The funded status of the pension plans at December 31, 1994 was (in thousands):

     Actuarial present value of accumulated benefit
       obligation, all vested                               $829
                                                            ====

     Projected benefit obligation (PBO)                   $1,318
     Fair value of plan assets, invested in pooled
       separate accounts of an insurance company             813
                                                           -----
     Plan assets less than PBO                              (505)
     Unrecognized initial net gain                          (127)
     Unrecognized prior service cost                         632
                                                           -----
     Accrued net pension liability                        $  ---
                                                           =====

Net pension expense for the Company's defined benefit pension plans for 1994 included the following components (in thousands):

     Plans of continuing subsidiary:
       Service cost for benefits earned during the year    $  96
       Interest cost on projected benefit obligation          92
       Actual net gains on plan assets                       (64)
       Net amortization                                       30
                                                             ---
                                                             154
     Less employee contributions                              29
                                                             ---
     Net pension expense-continuing subsidiary               125

     Pension expense of divested companies (Note 3)           28
                                                             ---
     Total net pension expense                              $153
                                                             ===

In 1993, the Company settled a claim by the Pension Benefit Guaranty Corporation for employer liability under three defined benefit pension plans which were terminated in 1985. The settlement is in the form of a $781,000 note, due September 30,2000. The Company had previously made a $1,085,000 provision for this obligation and recorded a $304,000 gain from the settlement in 1993.

Health Care and Life Insurance

Postretirement health care and life insurance benefits are provided to certain U.S. employees and retirees. These benefits are provided through an insurance company whose premiums are based on benefits paid. Pursuant to the March 1994 restructuring (see Note 3) Harrison Alloys Inc. (Harrison) has assumed the cost for the pre-1986 retirees, effective January 1, 1994. Prior thereto, the cost was shared equally by the Company and Harrison. The accumulated postretirement benefit obligation for the foregoing retirees was $2,492,000 at December 31, 1994.

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard requires companies to accrue for estimated future postretirement benefit expenses during the years employees are working and earning benefits for retirement. Previously, the Company expensed the costs of these benefits as current payments were made. The Company elected to amortize the estimated liability for postretirement benefits at January 1, 1993, over 14 years. For 1994, 1993 and 1992, the Company's portion of postretirement benefit costs aggregated $50,000, $293,000 and $141,000, respectively. The 1993 amount includes $180,000 as a result of the adoption of SFAS 106.

The following table sets forth the status of the plans, which are unfunded, reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at December 31, 1994 (in thousands):

     Accumulated postretirement benefit obligation:
       Fully eligible active plan participants              $124
       Other active plan participants                         76
                                                             ---
                                                             200

     Unrecognized transition obligation                      136
     Unrecognized net loss from past experience
       different from that assumed and from changes
       in assumptions                                         17
                                                            ----
     Accrued postretirement benefit cost                    $ 47
                                                            ====

Postretirement benefit cost for 1994 included the following components (in thousands):

     Service cost for benefits earned during the year        $23
     Interest cost on accumulated postretirement
       benefit obligation                                     14
     Amortization of transition obligation                    13
                                                             ---
                                                             $50
                                                             ===

The following assumptions were used at December 31, 1994: a discount rate of 7.25% and a 1995 assumed health care cost trend rate of 12%, declining gradually to an ultimate cost trend rate of 5% for years after 2002.

A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1994 by $31,000 and the aggregate service and interest cost components of postretirement benefit cost for 1994 by $6,000.

10.  Income Taxes

Income tax expense (credit) is composed of the following (in thousands):

                                                1994    1993    1992
                                                --------------------
     United States:
       Current                                                  $  (8)
     Foreign:
       Current                                 $102     $ 172     187
       Deferred                                 (21)       74       7
     Benefits of operating loss carryovers       (5)     (128)    (88)
                                                ----------------------
                                               $ 76     $ 118    $ 98
                                                ======================

Pretax loss attributable to domestic and foreign operations is as follows (in thousands):

                                                1994    1993    1992
                                                --------------------
     United States                             $(832)  $  (563) $  (647)
     Foreign                                     (68)   (1,311)  (3,745)
                                                -----------------------
                                               $(900)  $(1,874) $(4,392)
                                                =======================

Following is a reconciliation of income tax expense (credit) to the amount based on the U.S. statutory rate of 35% (1994) and 34% (1993 and 1992) (in thousands):

                                                 1994    1993    1992
                                                 --------------------
     Income taxes based on U.S.
       statutory rate                           $(315) $ (637) $(1,493)
     Increase resulting from losses which
       provided no current tax benefit
       (including equity in related company)      477   1,048    1,851
     Taxes of foreign subsidiaries at rates
       different than U.S. statutory rate         (86)   (289)    (260)
     Other (net)                                           (4)
                                                 ----------------------
                                                $  76   $ 118   $   98
                                                 =====================

In 1992, the Company implemented SFAS 109, "Accounting for Income
Taxes", which requires companies to change the method of accounting for income taxes from the deferred method to the liability method. This change had no effect on the accompanying financial statements.

The components of deferred tax assets and liabilities at December 31, 1994 and 1993, were as follows (in thousands):

                                     1994                  1993
                               -----------------------------------------
                               Assets  Liabilities    Assets  Liabilities
                               ------------------------------------------
     Inventories                $   53                 $  335      $265
     Depreciation                          $209           276       186
     Investment in related
       company                     105
     Accrued expenses              247                    241
     Tax loss carryforwards      2,160                  6,503
     Tax credits                   148                    180
     Sundry                                  41            60
                                 ---------------------------------------
                                 2,713      250         7,595       451
     Valuation allowance         2,573                  7,529
                                 ---------------------------------------
     Total                      $  140     $250        $   66      $451
                                ========================================

During 1994, the total valuation allowance and deferred assets decreased approximately $4,900,000. This amount is principally due to the companies divested in the March 1994 restructuring (see Note 3).

At December 31, 1994, the Company had approximately $6,000,000 of loss carryforwards available to offset future U.S. taxable income. Such carryforwards expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $148,000 expiring through 2000.

11.  Employee Stock Options

The 1983 Driver-Harris Employee Incentive Stock Option Plan provided for the grant of stock options at 100% of market value on date of grant which are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code. Under this plan, which expired during 1993, 82,500 shares of stock were reserved for issuance at December 31, 1994. The following table summarizes the activity in the
Plan:

                                        Number
                                       of Shares      Price Per Share
                                       ------------------------------
     Outstanding January 1, 1992        67,500          4.00 to 8.50
       Granted during 1992              34,000          5.25 and 5.775
       Expired during 1992             (30,000)         4.40 and 6.875
                                       -------
     Outstanding December 31, 1992      71,500          4.00 to 8.50
       Granted during 1993              11,000              5.775
                                       -------
     Outstanding December 31, 1993
       and 1994                         82,500          4.00 to 8.50
                                       =======

12.  Industry Segments and Geographic Areas

The Company and its subsidiaries operate in a single industry segment, the manufacture and sale of wrought non-ferrous metal products, principally insulated electrical wire and cable, and until the March 18, 1994 restructuring (see Note 3) electrical resistance wire, strip and ribbon.

Geographic Areas

                      United  Western            Elimin-   Consol-
                      States  Europe   Other     ations     idated
                      --------------------------------------------
                                      (In Thousands)
1994
Sales to outside
  customers           $23,196 $32,499  $3,852               $59,547
Transfers between
  geographic areas                504      10     $(514)          -
Other revenues            755      97     159                 1,011
                       --------------------------------------------
Total revenues        $23,951 $33,100  $4,021     $(514)    $60,558
                       ============================================
Operating profit      $   761 $   878  $   65               $ 1,704
Less:
  Loss of related
    company                                                   1,097
  Corporate expenses                                            652
  Interest expense                                              855
                                                             ------
Loss before income taxes                                    $  (900)
                                                             ======
Identifiable assets  $   320  $14,182  $1,391               $15,893
                       ======================                ======
1993
Sales to outside
  customers           $27,295 $48,869  $7,298               $83,462
Transfers between
  geographic areas              2,096      18   $(2,114)          -
Other revenues            136     193     206                   535
                       --------------------------------------------
Total revenues        $27,431 $51,158  $7,522   $(2,114)    $83,997
                       ============================================
Operating profit      $   332 $   535  $  337               $ 1,204
Less:
  Loss of related
    company                                                     359
  Corporate expenses                                          1,023
  Interest expense                                            1,696
                                                             ------
Loss before income taxes                                    $(1,874)
                                                             ======
Identifiable assets  $ 6,145  $28,736  $3,728               $38,609
                       ======================                ======
1992
Sales to outside
  customers           $27,596 $53,216  $6,571               $87,383
Transfers between
  geographic areas              2,692           $(2,692)          -
Other revenues              7     202     110                   319
                       --------------------------------------------
Total revenues        $27,603 $56,110  $6,681   $(2,692)    $87,702
                       ============================================
Operating (loss)
  profit              $  (110)$(1,471) $    9               $(1,572)
Less:
  Loss of related
    company                                                     265
  Corporate expenses                                            819
  Interest expense                                            1,736
                                                             ------
Loss before income taxes                                    $(4,392)
                                                             ======
Identifiable assets  $ 6,227  $32,731  $3,718               $42,676
                       ======================                ======

                         Driver-Harris Company

      Schedule I - Condensed Financial Information of Registrant

                       Condensed Balance Sheets

                      Dollar Amounts in Thousands

                                                 December 31
                                              1994          1993
                                              ------------------
Assets
Current assets:
  Cash                                       $    95
  Accounts receivable from subsidiaries          627      $1,073
                                               -----       -----
Total current assets                             722       1,073

Investments in subsidiaries                    4,554       4,776
Due from related company                         203
Other assets                                      22          50
                                              ------      ------
                                             $ 5,501     $ 5,899
                                              ======      ======

Liabilities and stockholders' equity
Current liabilities:
  Notes payable                              $    10      $   705
  Accounts payable                                52          110
  Accrued expenses                               295          684
  Due to related company                                       66
                                              ------       ------
Total current liabilities                       357         1,565

Long-term debt                                  852           795
Non-current liability due to subsidiary                     1,801
Postretirement benefit liabilities              417           517
Investment in related company                 1,701
Deferred credit-related company               1,266
                                             ------         -----
Total liabilities                             4,593         4,678

Stockholders' equity
  Common stock                                1,187         1,187
  Additional paid-in capital                  1,982         1,981
  Retained earnings (deficit)                  (189)          894
  Equity adjustment from translation         (2,072)       (2,841)
                                             ------        ------
                                                908         1,221

Commitments (Note 1)
                                             ------        ------
                                            $ 5,501       $ 5,899
                                             ======        ======

                         Driver-Harris Company

      Schedule I - Condensed Financial Information of Registrant

                  Condensed Statements of Operations

                      Dollar Amounts in Thousands

                                               Year ended December 31
                                               1994      1993    1992
                                               ----------------------
Fees from subsidiaries                        $  238   $  742  $  635
Fees from related company                        500
Dividend income from subsidiaries                                 105
Other income                                     255      136      33
                                                ---------------------
                                                 993      878     773

Selling, general and administrative expenses     646      719     839
Interest and financing expenses                   82      169
Equity in net loss of related company          1,097
                                               ----------------------
Loss before equity in net loss of subsidiaries
  and income taxes                              (832)     (10)    (66)

Equity in net loss of subsidiaries              (144)  (1,960) (4,397)
                                               -----------------------
Loss before income taxes                        (976)  (1,970) (4,463)

Income taxes                                               22      27
                                               ----------------------
Net loss                                      $ (976) $(1,992)$(4,490)
                                                =======================

                         Driver-Harris Company

       Schedule I-Condensed Financial Information of Registrant

                  Condensed Statements of Cash Flows

                                               Year ended December 31
                                               1994      1993    1992
                                               ----------------------
Operating activities
Net loss                                      $ (976) $(1,992) $(4,490)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Undistributed net loss of subsidiaries       144    1,960    4,397
    Settlement of pension liability                      (259)
    Receivables from subsidiaries                446     (229)     (95)
    Accounts payable and accrued expenses       (421)     159       (7)
    Deferred credit, etc.                       (249)
    Equity in net loss of related company      1,097
    Account with related company                (194)      66
    Sundry                                        43      180
                                               -------------------------
Net cash used in operating activities           (110)    (115)    (195)

Investing activities
Investment in subsidiary                      (1,100)    (700)
Sundry                                           199      109       (2)
                                             --------------------------
Net cash used in investing activities           (901)    (591)      (2)

Financing activities
Change in short-term debt                       (695)     705
Loans from related company (Note 3)            1,800
Change in non-current liability to subsidiary             (30)      62
Sundry                                             1       15       53
                                                ----------------------
Net cash provided by financing activities      1,106      690      115
                                              ------------------------
Net change in cash                                95      (16)     (82)
Cash at beginning of year                          -       16       98
                                              -------------------------
Cash at end of year                            $  95   $    -   $   16
                                              =========================
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                                             $  124
                                                        =====
  Income taxes                                                  $   23
                                                                  ====

                         Driver-Harris Company

       Schedule I-Condensed Financial Information of Registrant

                Note to Condensed Financial Statements


1.  Guarantees and Commitments

The Registrant has guaranteed borrowings of Harrison Alloys Inc. in the amount of $2,967,000 and an inactive U.S. subsidiary in the amount of $242,000.

                Driver-Harris Company and Subsidiaries

             Schedule II-Valuation and Qualifying Accounts

                      Dollar Amounts in Thousands

      Col.A                 Col.B       Col.C      Col.D      Col.E
- ------------------------------------------------------------------------
                                       Additions
                                       ---------
                                         (1)
                            Balance at Charged to             Balance
                             Beginning  Costs and Deductions-  at End
     Description             of Period  Expenses  Describe(1) of Period
- -----------------------------------------------------------------------
Year ended December 31, 1994:
 Deducted from related asset:
   Allowances for doubtful                          $406 (2)
     trade accounts              $533     $225       (24)(3)    $376
                             =========================================

Year ended December 31, 1993:
 Deducted from related asset:
   Allowances for doubtful
     trade accounts              $581     $182      $230        $533
                             =========================================
Year ended December 31, 1992:
 Deducted from related asset:
   Allowances for doubtful
     trade accounts              $784     $298      $501        $581
                              ========================================

(1) - Accounts charged off during the year and adjustments due to currency fluctuations.
(2) - Reserves of companies divested in March 1994 restructuring (see
      Note 3).
(3) - Amount is net of currency gain of $34,000.

               HAI Holding Company Inc. and Subsidiaries

                    Form 10-K-Item 14(a) (1) and (2)

                   Consolidated Financial Statements

                           December 31, 1994



                               Contents



Report of Independent Auditors                                 Page 45

Consolidated Balance Sheets                                    Page 46

Consolidated Statements of Operations                          Page 48

Consolidated Statements of Stockholders' Equity                Page 49

Consolidated Statements of Cash Flows                          Page 50

Notes to Consolidated Financial Statements                     Page 52

                    Report of Independent Auditors


Board of Directors
HAI Holding Company Inc.


We have audited the accompanying consolidated balance sheets of HAI Holding Company Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HAI Holding Company Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



April 11, 1995                                       ERNST & YOUNG LLP

               HAI Holding Company Inc. and Subsidiaries

                      Consolidated Balance Sheets

                                                      December 31
                                                 1994           1993
                                                 -------------------
Assets
Current Assets:
  Cash                                         $   275,000  $    1,000
  Accounts receivable, less allowance of
   $727,000 in 1994 and $74,000 in 1993
   (Notes 2 and 4)                              12,742,000    4,316,000
  Inventories (Notes 2 and 4):
    Raw materials                                2,506,000
    In process                                   7,363,000
    Finished                                     6,480,000    3,246,000
                                                -----------------------
                                                16,349,000    3,246,000
  Prepaid expenses and other current assets      1,036,000      436,000
  Due from affiliated company (Note 2)                        1,325,000
                                                -----------------------
Total current assets                            30,402,000    9,324,000

Property, plant and equipment, at cost (Note 4):
  Land and buildings                             3,136,000
  Machinery and equipment                       25,352,000      302,000
  Office equipment                               1,637,000      251,000
                                                -----------------------
                                                30,125,000      553,000
  Less accumulated depreciation                 22,258,000      342,000
                                                -----------------------
                                                 7,867,000      211,000

Due from affiliated company (Note 2)                          1,135,000
Deferred financing charges (Note 4)                597,000      332,000
Other assets                                        97,000        5,000
                                                -----------------------
                                               $38,963,000  $11,007,000
                                                =======================
Liabilities and stockholders' equity
Current liabilities:
  Notes payable (Note 4)                       $14,173,000  $ 3,901,000
  Accounts payable                              10,655,000      454,000
  Accrued expenses                               5,416,000    1,108,000
  Income taxes payable                              77,000
  Current portion of long-term debt              2,539,000      553,000
                                                -----------------------
Total current liabilities                       32,860,000    6,016,000

Long-term debt, less current portion (Note 4)    3,476,000    2,874,000
Deferred foreign income taxes                      129,000
Postretirement benefit liabilities (Note 7)        885,000
Employee termination liability                   1,820,000
Other non-current liabilities                      148,000

Preferred stock of a subsidiary (Note 9)         9,680,000    8,198,000

Stockholders' equity (Notes 4 and 8):
  Common stock                                       8,000        5,000
  Accumulated deficit                          (10,266,000)  (6,063,000)
  Equity adjustment from translation               223,000      (23,000)
                                                -----------------------
                                               (10,035,000)  (6,081,000)
Commitments (Notes 7 and 11)
                                                -----------------------
                                               $38,963,000  $11,007,000
                                                =======================

See accompanying notes

               HAI Holding Company Inc. and Subsidiaries

                 Consolidated Statements of Operations

                                                  Year ended December 31
                                                 1994              1993
                                                 -----------------------
Net sales                                      $64,437,000  $33,940,000
Other income                                       113,000
                                                ------------------------
                                                64,550,000   33,940,000

Costs and expenses (Note 10):
  Cost of sales                                 52,417,000   28,360,000
  Selling, general and administrative expenses  11,492,000    4,834,000
  Cost related to postretirement benefits        1,176,000
  Exchange (gain) loss                             (96,000)      98,000
  Interest expense                               2,152,000      876,000
  Expenses associated with acquisition of
  foreign subsidiaries                             778,000
  Minority interest                                 (4,000)
                                                ------------------------
                                                67,915,000   34,168,000
                                                ------------------------
Loss before income tax benefit                  (3,365,000)    (228,000)

Income tax benefit                                 (33,000)
                                                 -----------------------
Net loss                                       $(3,332,000) $  (228,000)
                                                 =======================

See accompanying notes

               HAI Holding Company Inc. and Subsidiaries

            Consolidated Statements of Stockholders' Equity

                                                              Equity
                                                            Adjustment
                                                               From
                                     Common      Accumulated   Trans-
                                      Stock         Deficit    lation
                                    -----------------------------------
Balance at January 1, 1993           $5,000      $(5,074,000)  $ 12,000
Net loss                                            (228,000)
Preferred stock dividends of the
  subsidiary issued in the form
  of preferred stock of a subsidiary                (761,000)
Adjustments from exchange rate
  changes                                                       (35,000)
                                     -----------------------------------
Balance at December 31, 1993          5,000       (6,063,000)   (23,000)
Net loss                                          (3,332,000)
Preferred stock dividends of the
  subsidiary issued in the form
  of preferred stock of a subsidiary                (868,000)
Adjustments from exchange rate
  changes                                                       246,000
Issuance of 282,083 shares of
  common stock                        3,000           (3,000)
                                     ----------------------------------
Balance at December 31, 1994         $8,000     $(10,266,000)  $223,000
                                      =================================

See accompanying notes

               HAI Holding Company Inc. and Subsidiaries

                 Consolidated Statements of Cash Flows

                                                  Year ended December 31
                                                 1994             1993
                                                 -----------------------
Operating activities
Net loss                                       $(3,332,000)  $(228,000)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                   802,000      64,000
    Amortization of deferred financial charges     289,000     176,000
    Provision for postretirement benefits          885,000
    Gain on sale of equipment                      (25,000)
    Provision for foreign employee termination
      allowance                                    211,000
    Deferred foreign income taxes                 (159,000)
    Minority interest                               (4,000)
    Issuance of preferred stock of a subsidiary
      in connection with employee benefit plan     757,000     651,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable             (283,000)   (593,000)
      Decrease (increase) in due from affiliated
        company                                    691,000  (1,238,000)
      Decrease in inventories and other current
        assets                                     754,000     981,000
      (Decrease) increase in accounts payable
        and accrued expenses                      (186,000)    233,000
      Increase in income taxes payable              45,000
                                                 ---------------------
Net cash provided by operating activities          445,000      46,000

Investing activities
Purchases of machinery and equipment              (987,000)    (27,000)
Sales proceeds from sale of equipment               97,000
Investment in foreign subsidiaries                (362,000)
Sundry                                             131,000
                                                  ---------------------
Net cash used in investing activities           (1,121,000)    (27,000)

Financial activities
Proceeds from issuance of notes payable                        710,000
Proceeds from issuance of long-term debt         1,058,000
Increase in short-term borrowings                2,873,000
Cash from foreign subsidiaries                     503,000
Advances to affiliated company                  (1,800,000)
Deferred financing charges                        (503,000)
Principal payments on debt                      (1,056,000)   (488,000)
Issuance of preferred stock of a subsidiary        100,000      19,000
Repurchase of preferred stock of a subsidiary     (243,000)   (404,000)
                                                -----------------------
Net cash provided by (used in) financing
  activities                                       932,000    (163,000)

Effect of exchange rate changes on cash             18,000      74,000
                                                -----------------------

Increase (decrease) in cash                        274,000     (70,000)
Cash at beginning of year                            1,000      71,000
                                                 ----------------------
Cash at end of year                            $   275,000   $    1,000
                                                 ======================

Supplemental disclosure of cash flow information
Cash paid during the year for interest         $ 2,164,000   $  941,000
                                                 ======================

See accompanying notes

               HAI Holding Company Inc. and Subsidiaries

              Notes to Consolidated Financial Statements

                           December 31, 1994


1.  Transaction with Driver-Harris Company

On April 7, 1994, HAI Holding Company Inc. (Holding or the Company) was formed. Holding is owned fifty percent by Driver-Harris Company (DHCO) and fifty percent by a corporation organized by the former common shareholders of Harrison Alloys Inc. (Harrison). Simultaneously, effective March 18, 1994, Harrison signed various agreements with DHCO to combine its operations with DHCO's overseas resistance wire operations. DHCO contributed their overseas resistance wire manufacturing subsidiaries and its apprximately 24% shareholding in Harrison to Holding and Harrison assumed significant obligations of DHCO as explained below. In conjunction with this transaction, Harrison became a wholly-owned subsidiary of Holding, which in turn transferred the DHCO subsidiaries to Harrison. As a result of the transaction, Harrison will conduct all of its operations located in Harrison and Somerset, New Jersey and Spartanburg, South Carolina and DHCO operations located in Italy, France, the U.K., Spain and Australia. All of these businesses manufacture wrought non-ferrous metal products.

As part of the foregoing transaction, Harrison assumed certain obligations of DHCO and DHCO's wholly-owned U.S. subsidiary, Driver-Harris Alloys Inc. (Alloys) (see Note 3), including approximately $1.8 million of additional debt incurred for investment in DHCO's Italian subsidiary, $1,489,000 of loans of Alloys, all potential environmental obligations with respect to Alloys' U.S. manufacturing facilities, and DHCO's commitment to share with Harrison the cost of health care and life insurance benefits for certain retirees. As additional consideration to DHCO, Harrison was required to make aggregate cash payments of $300,000 during 1994; it is also required to pay license fees and commissions totaling $500,000 per year from 1994 to 2003.

For financial reporting purposes, DHCO's contributed overseas resistance wire manufacturing subsidiaries were accounted for as a purchase. The assets acquired and liabilities assumed were recorded at amounts approximating their net book value, with no goodwill arising from this transaction. The results of operations of these subsidiaries have been included since April 1, 1994. If this transaction would have occurred January 1, 1994, Holding's revenue and net loss for the twelve months ended December 31, 1994 would have been $72,687,000 and $3,698,000, respectively. Harrison, becoming a wholly-owned subsidiary of Holding, has been accounted for as a recapitalization which is similiar to the treatment of a pooling of interests. Their results of operations are included for all periods presented.

Outside financing for this transaction was derived essentially from two sources: (i) an increase of $1,100,000 in an asset-based revolving credit facility of Harrison; and (ii) an addition of $640,000 to a mortgage loan under which Harrison and Alloys are jointly and severally liable, discussed in Note 4. As collateral for these loans, Alloys granted to the lenders liens on its inventories and machinery and equipment with varying priorities (see Note 3); furthermore, two officers/directors of DHCO pledged their personal holdings of DHCO's capital stock.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HAI
Holding Company, Inc. and its majority-controlled subsidiaries.
Intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost or market. At December 31, 1994 and 1993, cost was determined by the last-in, first-out (LIFO) method for 76% and 87%, respectively, of the consolidated inventories shown on the balance sheet, with the remainder generally determined by the first-in, first-out (FIFO) method. Had the FIFO method of valuation been used in place of LIFO, inventories would have been $2,537,000 higher at December 31, 1994 and $430,000 lower at December 31, 1993.
The LIFO method is used because it generally provides a better matching of current costs with current revenues.

Property, Plant and Equipment

Depreciation has been provided principally by the straight-line method based upon estimated useful lives of the depreciable assets.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Financial Instruments

In the normal course of business, the Company may enter into forward contracts in order to limit its exposure to fluctuations in currency exchange rates or metal prices. As currency exchange rates or metal prices fluctuate, gains and losses on these contracts serve as hedges to the extent that they offset transactional losses and gains which would otherwise impact the Company's financial results. To the extent gains or losses on forward contracts are covered by firm or anticipated sales or purchase commitments, the Company follows the practice of recognizing neither gains nor losses.

The Company's customers are engaged in the home appliance, automotive, electric heating and industrial controls industries within North America, Europe, Asia, South America and Australia. Because of the diversified nature and geographic dispersion of its customer base, the Company believes that credit risk on trade receivables is minimized.

At December 31, 1994, Harrison had entered into fixed price purchase commitments for nickel aggregating $10,284,000 through 1996 and fixed price sales commitments relating to the nickel content of inventory aggregating $11,582,000 through 1996.

Foreign Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the year. Translation adjustments are recorded as a separate component of equity. Changes in the equity account during 1994 and 1993 primarily resulted from such translation adjustments.

3.  Acquisition of Assets of Driver-Harris Alloys Inc.

On November 29, 1994, effective September 30, 1994, Driver-Harris Alloys Inc. (Alloys) a wholly-owned subsidiary of DHCO, transferred substantially all of its assets to Harrison, in exchange for the assumption by Harrison of an equivalent amount of liabilities (all assets were transferred at net book value). This transaction was the result of the exercise by Harrison on June 14, 1994 of an option granted in 1987. The transferred assets consist principally of raw material and in-process inventory and equipment located at the Harrison and Somerset, New Jersey and Spartanburg, South Carolina plants of Alloys as well as the land and factory building in Somerset, New Jersey. The Alloys assets had an aggregate net book value of $7,424,000 and the liabilities assumed by Harrison consisted of $5,807,000 accounts payables and other current liabilities and a $1,617,000 obligation to Harrison, which was netted against Harrison's receivable from Alloys. No gain or loss resulted from this transaction which was recorded as of September 30, 1994, and the results of operations of Alloys have been included since October 1, 1994.

Under the New Jersey Industrial Site Recovery Act certain clean-up procedures must be completed with respect to the New Jersey locations. Harrison has assumed all of the obligations and liabilities under any federal and state environmental laws pursuant to the March 1994 transaction with DHCO (see Note 1). The expected cost is $200,000 which has been fully accrued at December 31, 1994.

4.  Long-Term Debt

Long-term debt consists of the following:

                                                   December 31
                                               1994           1993
                                               --------------------
     Credit agreement                         $2,967,000  $3,427,000
     Mortgage loans                            1,627,000
     Term loan                                   686,000
     Capitalized lease obligations               409,000
     Other                                       326,000
                                               ----------------------
                                               6,015,000   3,427,000
     Less current portion                      2,539,000     553,000
                                               ---------------------
                                              $3,476,000  $2,874,000
                                               =====================

The following is the debt repayment schedule:

     1995                                          $2,539,000
     1996                                           1,132,000
     1997                                           1,783,000
     1998                                             296,000
     1999                                             140,000
     Thereafter                                       125,000
                                                   ----------
                                                   $6,015,000
                                                   ==========

U. S. Loans

Harrison and Alloys are jointly and severally liable for the bank agreement (credit agreement) which is $2,967,000 at December 31, 1994. This indebtedness is payable by Harrison in monthly installments of $59,000 through October 1994 and $77,000 from November 1994 through October 1997, when the balance is due. The payments include principal and interest at the prime rate. This credit agreement is also guaranteed by DHCO. In addition, Alloys entered into a mortgage loan for $1,900,000 with a lender in 1992. Alloys and Harrison are jointly and severally liable for this loan. In February 1994, Harrison recast this mortgage loan resulting in an addition of $640,000 and an increase in its monthly interest and principal payments to $85,000 (previously $50,000). In November 1994, this loan was modified to require eleven monthly interest and principal payments (including interest calculated at 12.36%) of $85,000 beginning January 1, 1995 and a final balloon payment of $261,000 due on December 1, 1995. The balance remaining at December 31, 1994 is $1,267,000.

In December 1994, Harrison refinanced its asset-based loan with a new lender whereby it can borrow up to $12,000,000 based on eligible accounts receivable, inventory and certain fixed assets as defined in the agreement. At December 31, 1994, $7,937,000 was outstanding under this agreement which expires December 1996. A portion of this loan ($686,000 as of December 31, 1994) is a term loan which has been classified as long-term debt. Monthly principal payments of $11,000 for the term loan are required under the terms of this loan. At December 31, 1994, the balance of the asset-based loan ($7,251,000) is included in notes payable on the consolidated balance sheets. The interest rate for this facility is prime plus 2.25%. The initial proceeds of this asset-based loan were used to repay the previous asset-based loan and for working capital.

The deferred financing charges relate to the debt restructuring and refinancing and are being amortized over the terms of the debt.

The agreements with the lenders contain certain covenants including those that require Harrison to maintain minimum amounts of working capital, prohibit the payment of common stock cash dividends and a limitation as to incurring indebtedness and creating liens. At December 31, 1994, Harrison was not in compliance with a certain loan covenant. The lender has waived this violation to January 1, 1996.

Substantially all of the Company's U.S. assets have been pledged as collateral for the above debt.

In addition, four officers of Harrison guarantee the $1,267,000 mortgage loan and each officer guarantees $1,250,000 of the asset-based loan noted above.

Foreign Loans

One foreign subsidiary has a mortgage loan with a balance of $227,000 at December 31, 1994, which is collateralized by its plant, machinery and inventories with a net book value of $2,743,000.

One foreign subsidiary has various loans with a total principal balance of $133,000 at December 31, 1994, which are collateralized by certain machinery and equipment with a total net book value of $142,000.

5.  Foreign Operations

The net assets which are located outside the United States and are included in the consolidated balance sheets are as follows:

                                                     December 31
                                                  1994          1993
                                                 --------------------
     Assets
     Inventories                                $ 7,386,000   $421,000
     Other current assets                         9,851,000    316,000
     Property, plant and equipment-net            5,183,000    105,000
     Other assets                                    94,000      2,000
                                                  --------------------
                                                 22,514,000    844,000

     Liabilities
     Current liabilities                         16,531,000    567,000
     Long-term debt                                 681,000
     Other long-term liabilities                  1,959,000
     Deferred income taxes                          129,000
                                                  ---------------------
                                                 19,300,000    567,000
                                                 ----------------------
     Net assets outside the United States       $ 3,214,000   $277,000
                                                 =====================

The net loss of the Company's foreign subsidiaries included in the accompanying financial statements amounted to approximately $1,831,000 in 1994 and $233,000 in 1993.

Because (i) the Company plans to continue to finance foreign expansion and operating requirements by reinvesting a substantial portion of the undistributed earnings of its foreign subsidiaries, and (ii) the availability of U.S. tax loss carryovers (see Note 12) to offset dividends from these subsidiaries, United States income taxes have not been provided on such earnings. Unremitted earnings of foreign subsidiaries at December 31, 1994 amounted to approximately $3,300,000.

6.  Employee Benefit Plans

U.S. Defined Contribution Plan

Substantially all U.S. employees are participants in a defined contribution plan. Under the plan, Harrison contributes an amount equal to 5% of salaries and matches employee contributions up to an additional 5%. Harrison's contributions consist of preferred stock, while employee contributions may be invested in a guaranteed interest contract with an insurance company, an equity fund, a balanced acccount or preferred stock. The total expense recorded under this plan was $757,000 and $651,000 for the years ended December 31, 1994 and 1993, respectively.

Foreign Pension Plans

The Company maintains employee pension plans covering certain foreign employees. Total pension cost for all foreign plans was $109,000 in 1994.

7.  Postretirement Benefits - Healthcare and Life Insurance

Harrison provides certain health care and life insurance benefits for retired employees. A substantial number of Harrison's employees may become eligible if they reach normal retirement age while still working for Harrison. Those benefits are provided through an insurance company whose premiums are based on the benefits paid during the year.

During 1989, Harrison, DHCO and Alloys entered into discussions regarding the payment of health care and life insurance benefits for employees of DHCO who retired prior to a reorganization in 1985. A settlement agreement was reached effective December 31, 1989, whereby DHCO agreed to assume one-half of the future costs regarding these
benefits and Harrison agreed to assume the remaining one-half.   In
conjunction with this agreement, Harrison agreed to repurchase 70,000 of the 200,000 non-voting common shares owned by Alloys for $350,000. As a result of Harrison's transaction with DHCO (see Note 1) effective March 18, 1994, Harrison has agreed to assume all the costs regarding these benefits effective January 1, 1994. During 1993, Harrison and DHCO equally shared costs totaling $306,000 for these benefits. Total cost for these benefits for 1994 was $383,000, which reflects the adoption, effective January 1, 1994, of SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions".

Effective January 1, 1994, Harrison adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard requires companies to accrue for estimated future postretirement benefit expenses during the years employees are working and earning benefits for retirement. Previously, Harrison expensed the costs of these benefits as current payments were made.

The following table sets forth the status of the Harrison and DHCO plans, which are unfunded, reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance seet at December 31, 1994:

     Accumulated postretirement benefit obligation:
      Retirees                                         $3,566,000
      Fully eligible active plan participants             417,000
      Other active plan participants                    2,544,000
                                                        ---------
                                                        6,527,000

     Unrecognized transition obligation                 5,642,000
                                                        ---------
     Accrued postretirement benefit cost               $  885,000
                                                        =========

Postretirement benefit cost for 1994 included the following components:

     Service cost for benefits earning during
      the year                                         $  273,000
     Interest cost on accumulated postretirement
      benefit obligation                                  510,000
     Amortization of transition obligation                393,000
                                                        ---------
                                                       $1,176,000
                                                        =========

The following assumptions were used at December 31, 1994: a discount rate of 8.0% and a 1995 assumed health care cost trend rate of 5%. The Company elected to amortize the estimated liabilities for postretirement benefits at January 1, 1994 over periods of 15 to 20 years.

A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1994 by $576,000 and the aggregate service and interest cost components of postretirement benefit cost for 1994 by $50,000.

8.  Common Stock

Common stock is comprised of the following:

Class A voting common stock - $.01 par value, 1,000,000 shares authorized; 412,083 shares issued and outstanding at December 31, 1994 and 1993, respectively.

Class B common stock - $.01 par value, 1,000,000 shares authorized; 412,083 voting shares issued and outstanding at December 31, 1994 and 130,000 non-voting shares issued and outstanding at December 31, 1993.

9.  Preferred Stock of a Subsidiary

The preferred stock of a subsidiary is comprised of the following:

Class C 8% non-voting cumulative preferred stock - $1.00 par value, 10,000,000 shares authorized; 6,321,074 and 5,054,000 shares issued and outstanding at December 31, 1994 and 1993, respectively.

Class D 13% non-voting cumulative preferred stock - $1.00 par value, 5,000,000 shares authorized; 3,357,920 and 3,144,000 shares issued and outstanding at December 31, 1994 and 1993, respectively.

All outstanding shares of preferred stock have been issued pursuant to an employee benefit plan of a subsidiary and, in most cases, are to be redeemed by the subsidiary within 60 days of each participant's termination of employment. During 1994 and 1993, respectively, 857,257 and 669,991 shares of preferred stock were issued. In addition, 242,990 and 403,767 shares were repurchased by the subsidiary in 1994 and 1993, respectively. Under certain circumstances, preferred stock representing contributions by the participants may be redeemed prior to termination of employment. Dividends on the preferred stock have been paid in the form of additional shares of preferred stock. During 1994 and 1993, respectively, 868,000 and 761,000 shares of preferred stock were issued as dividends.

10.  Related Party Transaction

For the years ended December 31, 1994 (up to September 30) and 1993, Harrison purchased $23,196,000 and $27,295,000, respectively, of products from Alloys and billed Alloys $8,123,000 and $9,427,000, respectively, for production and administrative functions. Harrison also paid $204,000 of interest on indebtedness of Alloys during the year ended December 31, 1993.

As explained in Note 1, Harrison included in its 1994 expenses, $500,000 of license fees and commissions to DHCO.

At December 31, 1994, Harrison had non interest bearing loans payable and loans receivable with officers of Harrison totaling $124,000 and $200,000, respectively.

11.  Commitments and Contingencies

Property, plant and equipment includes the following amounts related to capital leases at December 31, 1994:

     Machinery and equipment                        $439,000
     Less accumulated amortization                    63,000
                                                     -------
                                                    $376,000
                                                     =======

Amortization of the assets recorded under capital leases is included in depreciation expense.

The future minimum rental commitments for all operating leases as of December 31, 1994 are as follows:

     1995                                         $  707,000
     1996                                            703,000
     1997                                            666,000
     1998                                            434,000
     1999                                            181,000
     2000-2004                                       900,000
     Thereafter                                    1,800,000
                                                   ---------
                                                  $5,391,000
                                                   =========

Total rent expense under operating leases for 1994 and 1993 was $385,000 and $27,000, respectively.

In August 1991, Harrison acquired certain machinery and equipment in the amount of $830,000 and secured financing from the seller. This equipment note was collateralized by a first lien on certain machinery and equipment. The note was payable in thirty monthly installments of $30,000 as to principal and interest with a balloon payment of the remaining principal balance which was to be paid on March 1, 1994.

As of April 1, 1992, Harrison stopped making the monthly installments on the remaining balance of $650,000 because they believed the lender, who was responsible for providing technical and other assistance, had not fulfilled its obligation. The lender, in response, instituted a lawsuit in May 1993 for recovery of the outstanding note plus accrued interest and/or return of the equipment. During 1993, the equipment was returned to the lender. Harrison and its legal counsel believe it has meritorious defenses. Although the litigation is still in process, Harrison believes the final resolution will not result in a material adverse impact to the Company's financial position. During 1992, Harrison wrote down the related machinery and equipment by $500,000 due to its nonperformance. At December 31, 1993, machinery and equipment and debt have been reduced by $650,000 to reflect the return of the equipment.

12.  Income Taxes

Income tax benefit for 1994 is $33,000 which is comprised of a current foreign tax provision of $126,000 and a deferred foreign tax benefit of ($159,000). There was no income tax expense or benefit for 1993.

Pretax loss attributable to domestic and foreign operations is as follows:

                                                1994            1993
                                                ---------------------
     United States                             $(1,534,000) $   5,000
     Foreign                                    (1,831,000)  (233,000)
                                                ----------------------
                                               $(3,365,000) $(228,000)
                                                =====================

The following is a reconciliation of income tax expense (credit) to the amount based on the U.S. statutory rate of 34%:

                                                1994             1993
                                                -----------------------
     Income taxes based on U.S. statutory
       rate                                    $(1,144,000)  $ (78,000)
     Increase resulting from losses which
       provided no current tax benefit           1,139,000      78,000
     Taxes of foreign subsidiaries at
       rates different than U.S. statutory
       rate                                        (28,000)
                                                ----------------------
                                               $   (33,000)  $      -
                                                ======================

In 1993, the Company implemented SFAS 109 "Accounting for Income Taxes", which requires companies to change the method of accounting for income taxes from the deferred method to the liability method. This change had no effect on the accompanying financial statements.

The components of deferred tax assets and liabilities as of December 31, 1994 and 1993 were as follows:

                             1994 Deferred Tax      1993 Deferred Tax
                            Assets    Liabilities  Assets   Liabilities
                            ---------------------  --------------------
     Inventories          $  501,000   $129,000    $   9,000
     Depreciation                        93,000
     Fixed asset cost        417,000
     Accrued expenses         69,000                  16,000
     Postretirement benefit  301,000
     Tax loss carry-
       forwards            6,101,000                1,190,000
     Sundry                   23,000                   12,000
                           --------------------     --------------------
                           7,412,000    222,000     1,227,000
     Valuation allowance   7,319,000                1,227,000
                           --------------------     --------------------
     Total                $   93,000   $222,000    $        -  $      -
                           ====================     ====================

The increase in the total deferred taxes and valuation allowance is primarily due to the acquisition of DHCO's overseas resistance wire operations (see Note 1).

At December 31, 1994, Harrison had approximately $4,000,000 of loss carryforwards available to offset future U.S. taxable income. Such carryforwards expire from 2005 to 2009.

Loss carryforwards of approximately $13,000,000 are available to offset future taxable income of certain foreign subsidiaries, primarily in the U.K., Italy and Spain. These carryforwards expire beginning in 1995.

                             Exhibit (23)

                    Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 2-95134) pertaining to the Driver-Harris Employee Incentive Stock Option Plan of our report dated March 10, 1995, with respect to the consolidated financial statements and schedules of Driver-Harris Company included in this Annual Report (Form 10-K) for the year ended December 31, 1994 and to the reference made to us under the caption "Experts" in the aforementioned Registration Statement insofar as that reference relates to our report for the year ended December 31, 1994.


                                                ERNST & YOUNG LLP

MetroPark, New Jersey
April 11, 1995