Form 10-Q
period 1995-03-31
DRIVER HARRIS CO
filed 1995-05-10
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549
                           Form 10-Q

(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 1995        or
                               ------------------------

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

    Common Stock, $0.83 1/3 par value -- 1,294,539 shares as of April 28,
    1995.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
- -----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     March 31, 1995 and December 31, 1994 . . . . . . . . . .  3

     Condensed Consolidated Statements of
     Operations - Three Months ended March 31,
     1995 and March 31, 1994. . . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Three Months ended March 31, 1995 and March 31, 1994. . . 5

     Notes to Financial Statements. . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . .7

PART II  OTHER INFORMATION
- ---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibits
         Exhibit 27 - Financial Data Schedule
     (b) Reports on Form 8-K
         None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .8
- ----------

                         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)

                                              March 31,  December 31,
                                                1995         1994
                                              --------   ------------
ASSETS                                       (Unaudited)

Current assets:
Cash                                         $    501      $    461
Accounts receivable - net                       8,405         7,494
Inventories:
     Materials                                    957           658
     Work in process                              303           226
     Finished products                          2,180         2,160
                                                -----        ------
                                                3,440         3,044
Prepaid expenses                                  312           227
                                               ------        ------
Total current assets                           12,658        11,226

Other assets                                      131           369
Property, plant & equipment - net               4,475         4,298
                                               ------        ------
                                             $ 17,264      $ 15,893
                                               ======        ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                    $ 1,353      $  1,762
     Current portion of long-term debt            534           512
     Accounts payable                           6,826         5,295
     Accrued expenses                             871           843
     Income taxes payable                          98            86
                                              -------        ------
Total current liabilities                       9,682         8,498

Long-term debt                                  2,751         2,734
Deferred income taxes                             115           110
Postretirement benefit liabilities                433           417
Investment in related company                   1,544         1,701
Deferred credit - related company               1,192         1,266
Sundry liabilities                                250           259

Stockholders' equity:
     Common stock                               1,187         1,187
     Additional paid-in capital                 1,982         1,982
     Retained earnings (deficit)                  (82)         (189)
     Equity adjustment from translation        (1,790)       (2,072)
                                               ------       -------
    Stockholders' equity                        1,297           908
                                               ------       -------
                                             $ 17,264      $ 15,893
                                               ======        ======

See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar amounts in thousands, except per share data)


                                             THREE MONTHS ENDED MARCH 31

                                              Historical        Pro-Forma
                                              ----------        ---------
                                             1995      1994        1994
                                             ----      ----        ----
Net sales - customers                      $ 8,891   $14,227     $ 5,977
          - related company                            7,537
Other revenues                                 238       201         223
                                             -----    ------       -----
Total Revenues                               9,129    21,965       6,200

Cost of sales - customers                    8,013    11,653       5,037
              - related company                        7,537
                                             -----    ------       -----
                                             1,116     2,775       1,163
Selling, general and
     administrative expenses                   962     2,759         920
                                             -----    ------       -----
                                               154        16         243

Other charges (credits):
Interest and finance expenses                  186       383         103
Foreign exchange loss (gain)                     8        35          (2)
Equity in related company                     (157)       65         397
                                             -----     -----       -----
Income(Loss) before income taxes               117      (467)       (255)

Income taxes                                    10        40          24
                                             -----     -----       -----

NET INCOME/(LOSS)                          $   107    $ (507)     $ (279)
                                             =====     =====       =====


NET INCOME/(LOSS) PER SHARE                $  .08     $ (.39)     $ (.22)
                                             ====       ====        ====



Average common shares outstanding         1,294,539  1,294,320   1,294,320

See notes to financial statements.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                        THREE MONTHS ENDED
                                                             March 31
                                                          ----------------
                                                           1995       1994
                                                           ----       ----
OPERATING ACTIVITIES
     Net income/(loss)                                   $   107   $   (507)
     Adjustments to reconcile net income/(loss)
       to net cash provided:
          Depreciation and amortization                      108        439
          Equity in related company                         (157)        65
          Deferred credit                                    (74)
          Due from related company                           (35)      (364)
          Receivables                                       (372)       284
          Inventories                                       (269)    (1,691)
          Accounts payable and accrued expenses            1,350      1,006
          Sundry                                             (51)       169
                                                          ------     ------
     CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                         607       (599)

INVESTING ACTIVITIES
         Capital expenditures                               (112)      (362)
         Sundry                                               41         11
                                                          ------      -----
     CASH USED IN INVESTING ACTIVITIES                       (71)      (351)

FINANCING ACTIVITIES
          Change in short-term debt                         (459)      (510)
          Issuance of long-term debt                         106        675
          Reduction of long-term debt                       (161)      (416)
          Loans from related company                                  1,785
          Cash of companies included
             in restructuring                                          (503)
                                                           -----      -----
     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (514)     1,031

Effect of exchange rate changes on cash                       18         16
                                                           -----      -----
Net change in cash                                            40         97
Cash at beginning of year                                    461        600
                                                           -----      -----
   CASH AT END OF PERIOD                                 $   501     $  697
                                                           =====      =====

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
     These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. These financial statements include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim period.

2 - Restructuring during 1994
     Effective March 18, 1994, the Company restructured its oper-ations by combining its overseas resistance wire operations with Harrison Alloys Inc. (Harrison). The latter is referred to herein as "related company". Effective September 30, 1994, the Company transferred substantially all the assets of its U.S. operating subsidiary, Driver-Harris Alloys (Alloys), to Harrison in exchange for the assumption by Harrison of an equivalent amount of liabilities. As a result of the March transaction, Harrison is required, among other things, to pay to the Company license fees and commissions totalling $500,000 per year from 1994 to 2003. For further details of these transactions, see Part I, Item 1, "Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Notes 3 and 4 to the 1994 consolidated financial statements.

     After the above transactions, the Company, in addition to its 50% ownership of Harrison, continues to own Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, located in Ireland and the U.K., and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia.

     The unaudited pro forma consolidated data for the three months ended March 31, 1994 gives effect to the foregoing transactions as if they had occurred on January 1, 1994.

3 - Investment in Related Company
     Harrison Alloys Inc. ("Harrison"), a fifty percent owned company, is recorded on the equity method of accounting. The recognition of past losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,544,000 at March 31, 1995. This amount, combined with a deferred credit of $1,192,000 which originated from the March 1994 restructuring described in Note 2, is equal to the balance of a bank loan of Harrison ($2,736,000) which the Company has guaranteed. During the three months ended March 31, 1995, Harrison made aggregate principal payments of $231,000 under the bank loan. Accordingly, Driver-Harris Company recorded income from its equity in Harrison of $157,000 and amortization of the deferred credit of $74,000 (which is included in other revenues).

4 - Waiver of Non-Compliance with Loan Covenant
     The U.S. banks have waived non-compliance with a loan covenant until January 1, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition
     In consummating the restructuring during 1994 described in
Note 2 to the Financial Statements, the Company has reduced its liabilities and contingent obligations and stabilized its cash flow requirements. The Company, however, is partially dependent upon Harrison Alloys Inc. (Harrison) for its U.S. cash flow. Harrison, a 50% owned company, has a highly leveraged debt structure, a portion of which the Company is contingently liable for.

Results of Operations
     Net sales to customers of continuing operating units (see Note 2 to the Financial Statements) increased by almost fifty percent during the first quarter of 1995 compared to the same period last year. This was principally due to an increase in units shipped, higher exchange rates and increased selling prices. The latter were caused by the higher cost of raw materials principally copper and PVC. However, since increases in selling price lagged increased costs, the gross profit percentage dropped from 15.7% in 1994 to 9.9% in the current period. Selling, general and administrative expense remained almost constant relative to 1994 and therefore decreased as a percentage of net sales. Higher average borrowings in the first quarter of 1995 resulted in increased interest and finance expenses.

     In 1994, the Company recorded a charge of $65,000 ($397,000 on a pro-forma basis) representing its equity in the investment in Harrison. In the current year, the company recorded income of $157,000 from its equity in this investment. The recognition of past losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability), which combined with a deferred credit resulting from the March 1994 restructuring equaled the balance of a bank loan of Harrison which the Company has guaranteed. Losses from the Company's investment in Harrison are recognized only to the extent of the bank loan guaranty.

     During the three months ended March 31, 1995, Harrison made aggregate principal payments of $231,000 under the bank loan. Accordingly, Driver-Harris recorded income from its equity in Harrison of $157,000 and amortization of the deferred credit of $74,000 (which is included in other revenues).

     The disproportionate income tax provision in the 1995 period is primarily because $157,000 recorded as income from equity in Harrison is not taxable income to the Company. In 1994, no tax benefits were available as to subsidiaries experiencing losses. The utilization of tax loss carryforwards provided tax benefits of $23,000 and $11,000 in the 1995 and 1994 periods, respectively.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DRIVER-HARRIS COMPANY


Date: May 10, 1995                    By Frank L. Driver IV
    -----------------------             ---------------------------
                                        President and
                                        Chief Financial Officer