Form 10-Q
period 1995-06-30
DRIVER HARRIS CO
filed 1995-08-14
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                     Form 10-Q
(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended    June 30, 1995        or
                               ------------------------
 _____
/____/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission file number                  1-1212
                       --------------------------------------------
                  Driver-Harris Company
-------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     New Jersey                                    22-0870220
-------------------------                --------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

      308 Middlesex Street, Harrison, New Jersey        07029
-------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone no., including area code  (201) 483-4802
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

Common Stock, $0.83 1/3 par value -- 1,294,539 shares as of June 30, 1995.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     June 30, 1995 and December 31, 1994 . . . . . . . . . . . 3

     Condensed Consolidated Statements of
     Operations - Six Months ended June 30,
     1995 and June 30, 1994. . . . . . . . . . . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows -
     Six Months ended June 30, 1995 and June 30, 1994 . . . . .5

     Notes to Financial Statements. . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . .7

PART II  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
     (a)  Exhibits
          Exhibit 27 - Financial Data Schedule
     (b)  Reports on Form 8-K
          None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 8
----------

                         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                (Amounts in thousands)

                                              June 30,   December 31,
                                                1995         1994
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $    575      $    461
Accounts receivable - net                       7,994         7,494
Inventories:
     Materials                                  1,003           658
     Work in process                              350           226
     Finished products                          2,288         2,160
                                                -----        ------
                                                3,641         3,044
Prepaid expenses                                  264           227
                                               ------        ------
Total current assets                           12,474        11,226

Other assets                                       73           369
Property, plant & equipment - net               4,480         4,298
                                               ------        ------
                                             $ 17,027      $ 15,893
                                               ======        ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                    $ 1,636      $  1,762
     Current portion of long-term debt            545           512
     Accounts payable                           5,833         5,295
     Accrued expenses                           1,248           843
     Income taxes payable                          80            86
                                              -------        ------
Total current liabilities                       9,342         8,498

Long-term debt                                  2,728         2,734
Deferred income taxes                             117           110
Postretirement benefit liabilities                450           417
Investment in related company                   1,480         1,701
Sundry liabilities                                250           259
Deferred credit - related company               1,117         1,266

Stockholders' equity:
     Common stock                               1,187         1,187
     Additional paid-in capital                 1,981         1,981
     Retained earnings/(deficit)                   90          (189)
     Equity adjustment from translation        (1,715)       (2,072)
                                               ------       -------
    Stockholders' equity                        1,543           908
                                               ------       -------
                                             $ 17,027      $ 15,893
                                               ======        ======
See accompanying notes

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar amounts in thousands, except per share data)



                          THREE MONTHS ENDED  SIX MONTHS ENDED JUNE 30
                                June 30        Historical    Pro-Forma
                          ------------------  ------------    ---------
                             1995     1994    1995    1994       1995
                             ----     ----    ----    ----       ----
Net sales-customers         $8,340  $ 6,793 $17,231 $21,020    $12,770
         -related company             8,775          16,312
Other income - net             291      230     529     431        453
                            ------    -----   -----  ------     ------
Total Revenues               8,631   15,798  17,760  37,763     13,223

Cost of sales-customers      7,076    5,731  15,089  17,384     10,768
             -related co.             8,775          16,312
                             -----    -----   -----  ------     ------
                             1,555    1,292   2,671   4,067      2,455
Selling, general and
     administrative exps.    1,247    1,078   2,209   3,837      1,998
                            ------    -----   -----  ------     ------
                               308      214     462     230        457

Other charges (credits):
Interest expense               216      141     402     524        244
Foreign exchange loss
   (gain), etc.                (27)      21     (19)     56         19
Equity in related co.          (64)     361    (221)    426        758
                             -----     ----   -----   -----     ------
Income (loss) before income
  taxes                        183     (309)    300    (776)      (564)

Income taxes                    11       14      21      54         38
                             -----     ----   -----   -----     ------
NET INCOME/(LOSS)           $  172   $ (323) $  279  $ (830)  $   (602)
                             =====     ====    ====   =====     ======

NET INCOME/(LOSS)
  PER SHARE                  $ .13   $ (.25) $  .21   $ (.64)   $ (.47)
                              ====     ====    ====     ====      ====



Average common shares outstanding            1,295,177 1,294,320

See notes to financial statements

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)
                                                     SIX MONTHS ENDED
                                                          June 30
                                                     ----------------
                                                     1995    1994
                                                     ----    ----
OPERATING ACTIVITIES
     Net income/(loss)                             $  279  $ (830)
     Adjustments to reconcile net income/(loss)
       to net cash provided:
          Depreciation and amortization               217     614
          Equity in related company                  (221)    426
          Deferred credit                            (149)
          Due from related company                     15  (1,074)
          Receivables                                  53    (438)
          Inventories                                (469) (1,732)
          Accounts payable and accrued expenses       811   2,217
          Sundry                                       14    (143)
                                                   ------  ------
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  550    (960)

     INVESTING ACTIVITIES
         Capital expenditures                       (194)    (719)
         Sundry                                       93       23
                                                    ----     ----
     CASH USED IN INVESTING ACTIVITIES              (101)    (696)

FINANCING ACTIVITIES
          Change in short-term debt                 (185)     402
          Issuance of long-term debt                 140    1,076
          Reduction of long-term debt               (314)    (989)
          Loans from related company                        1,875
          Cash of companies included
            in restructuring                                 (503)
                                                   -----    -----
     CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES  (359)   1,861

Effect of exchange rate changes on cash               24       61
                                                   -----    -----
Net change in cash                                   114      266
Cash at beginning of year                            461      600
                                                   -----    -----
     CASH AT END OF PERIOD                         $ 575   $  866
                                                  ======     ====

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

2 - Restructuring during 1994
     In March 1994, the Company restructured its operations by combining its overseas resistance wire operations with Harrison Alloys Inc. (Harrison). The latter is referred to herein as "related company". Effective September 30, 1994, the Company transferred substantially all the assets of its U.S. operating subsidiary, Driver-Harris Alloys (Alloys), to Harrison in exchange for the assumption by Harrison of an equivalent amount of liabilities. Harrison is required to pay to the Company license fees and commissions totalling $500,000 per year from 1994 to 2003. For details of these transaction, see Part I, Item 1, "Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Notes 3 and 4 to the 1994 consolidated financial statements.

     The unaudited pro-forma consolidated data for the six months ended June 30, 1994 gives effect to the foregoing transactions as if they had occurred on January 1, 1994.

3 - Investment in Related Company
     Harrison Alloys Inc.("Harrison"), a fifty percent owned company, is recorded on the equity method of accounting. The recognition of past losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,480,000 at June 30, 1995. This amount, combined with a deferred credit of $1,117,000 which originated from the March 1994 restructuring referred to in Note 2, is equal to the balance of a bank loan of Harrison ($2,597,000) which the Company has guaranteed. Accordingly, for the six months ended June 30, 1995, Driver-Harris Company recorded income from its equity in Harrison of $221,000 and amortization of the deferred credit of $148,000 (which is included in other income).

     The Company, in addition to its 50% ownership of Harrison, owns Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, located in Ireland and the U.K., and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia.

4 - Waiver of Non-Compliance with Loan Covenant
     The U.S. banks have waived non-compliance with a loan covenant until January 1, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
     After consummating the 1994 restructuring referred to in Note 2 to the Financial Statements, the Company has reduced its liabilities and contingent obligations and stabilized its cash flow requirements. The Company continues to be partially dependent upon Harrison Alloys Inc. (Harrison) for its cash flow. Harrison, a 50% owned company, has a highly leveraged debt structure, a portion of which the Company is contingently liable for.

Results of Operations (Pro-Forma for 1994)
     Net sales to customers increased by about thirty-five percent during the first six months of 1995 compared to the same period last year. This was principally due to higher exchange rates and increased selling prices. The latter were caused by the higher cost of raw materials principally copper and PVC. However, since increases in selling price lagged increased costs, the gross profit percentage dropped from 15.7% in 1994 to 12.4% in the current period. Selling, general and administrative expense remained relatively constant and therefore decreased as a percentage of net sales, from 15.7% to 12.8%. Higher average borrowings, primarily in the first quarter of 1995, resulted in increased interest and finance expenses.

     In 1994, the Company recorded a charge of $426,000 representing its equity in the investment in Harrison. For the six months ended June 30, 1995, the Company recorded income of $221,000 from its equity in this investment. The recognition of past losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability), which combined with a deferred credit resulting from the March 1994 restructuring equaled the balance of a bank loan of Harrison which the Company has guaranteed. Losses from the Company's investment in Harrison are recognized only to the extent of the bank loan guaranty.

     During the six months ended June 30, 1995, Harrison made aggregate principal payments of $369,000 under the bank loan. Accordingly, Driver-Harris recorded income from its equity in Harrison of $221,000 and amortization of the deferred credit of $148,000 (which is included in other income).

     The disproportionate income tax provision in 1995 is primarily because $221,000 recorded as income from equity in Harrison is not taxable income to the Company. In 1994, no tax benefits were available for subsidiaries experiencing losses. The utilization of tax loss carryforwards provided tax benefits of $42,000 and $41,000 in the 1995 and 1994 periods, respectively.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          DRIVER-HARRIS COMPANY


Date:  August 14, 1995                By     Thomas J. Carey
    -----------------------             ---------------------------
                                             Thomas J. Carey
                                        Vice President Finance and
                                        Chief Financial Officer