Form 10-Q
period 1995-09-30
DRIVER HARRIS CO
filed 1995-11-13
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                     Form 10-Q
(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended    September 30, 1995        or
                               ------------------------
 _____
/____/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission file number                  1-1212
                     --------------------------------------------
                  Driver-Harris Company
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     New Jersey                                    22-0870220
-------------------------              --------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

      308 Middlesex Street, Harrison, New Jersey        07029
-----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone no., including area code  (201) 483-4802
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

Common Stock, $0.83 1/3 par value -- 1,296,349 shares as of
October 31, 1995.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     September 30, 1995 and December 31, 1994. . . . . . . . . 3

     Condensed Consolidated Statements of
     Operations - Three and Nine Months ended
     September 30, 1995 and September 30, 1994 . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows -
     Nine Months ended September 30, 1995 and
     September 30, 1994 . . . . . . . . . . . . . . . . . . . .5

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 8
----------

                         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                (Amounts in thousands)
                                       September 30, December 31,
                                             1995         1994
                                          --------   ------------

ASSETS                                  (Unaudited)
Current assets:
Cash                                      $     50      $  461
Accounts receivable - net                    8,006       7,494
Inventories:
     Materials                                 750         658
     Work in process                           552         226
     Finished products                       2,470       2,160
                                             -----       -----
                                             3,772       3,044
Prepaid expenses                               256         227
                                            ------       -----
Total current assets                        12,084      11,226

Other assets                                    70         369
Property, plant & equipment - net            4,458        4,298
                                            ------      ------
                                           $16,612     $15,893
                                            ======      ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                 $ 1,455     $ 1,762
     Current portion of long-term debt         538         512
     Accounts payable                        5,451       5,295
     Accrued expenses                        1,487         843
     Income taxes payable                       84          86
                                            ------     -------
Total current liabilities                    9,015       8,498

Long-term debt                               2,560       2,734
Deferred income taxes                          115         110
Postretirement benefit liabilities             464         417
Investment in related company                1,488       1,701
Sundry liabilities                             231         259
Deferred credit - related company            1,042       1,266
Stockholders' equity:
     Common stock                            1,187       1,187
     Additional paid-in capital              1,992       1,981
     Retained earnings/(deficit)               332        (189)
     Equity adjustment from translation     (1,814)      (2,072)
                                            -------      -------
Stockholders' equity                         1,697         908
                                           -------      -------
                                           $16,612     $15,893
                                            ======      ======

See accompanying notes.



                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar amounts in thousands, except per share data)



                       THREE MONTHS ENDED    NINE MONTHS ENDED SEPT.30
                         September 30        Historical    Pro-Forma
                      -------------------   ----------    --------
                          1995     1994    1995    1994       1994
                          ----     ----    ----    ----       ----
Net sales-customers     $8,081  $ 6,770 $25,312 $27,790    $19,540
         -related company         6,884          23,196
Other income - net         210      270     739     701        723
                        ------    -----   -----  ------     ------
Total Revenues           8,291   13,924  26,051  51,687     20,263

Cost of sales-customers  6,881    5,802  21,930  23,186     16,570
             -related co.         6,884          23,196
                         -----    -----   -----  ------     ------
                         1,410    1,238   4,121   5,305      3,693
Selling, general and
     administrative exps.  952    1,080   3,201   4,917      3,078
                        ------    -----   -----  ------     ------
                           458      158     920     388        615

Other charges (credits):
Interest expense           190      146     592     670        390
Foreign exchange loss
   (gain), etc.              7        6     (12)     62         25
Equity in related co.        8      248    (213)    674      1,006
                         -----     ----   -----   -----     ------
Income (loss) before income
  taxes                    253     (242)    553  (1,018)      (806)

Income taxes                11        4      32      58         42
                         -----     ----   -----   -----     ------
NET INCOME/(LOSS)       $  242   $ (246) $  521 $(1,076)  $   (848)
                         =====     ====    ====   =====     ======
NET INCOME/(LOSS)
  PER SHARE              $ .19   $ (.19) $  .40   $(.83)    $ (.66)
                          ====     ====    ====     ====      ====

Average common shares outstanding       1,295,849 1,294,393

See notes to financial statements.




                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                NINE MONTHS ENDED
                                                  September 30
                                                 ----------------
                                                     1995    1994
                                                      ----    ----
OPERATING ACTIVITIES
     Net income/(loss)                             $  521  $(1,076)
     Adjustments to reconcile net income/(loss)
       to net cash provided:
          Depreciation and amortization               332      826
          Equity in related company                  (213)     674
          Deferred credit                            (223)
          Due from related company                    203     (546)
          Receivables                                  20     (477)
          Inventories                                (618)  (2,659)
          Accounts payable and accrued expenses       608    2,813
          Sundry                                     (212)    (110)
                                                   ------   ------
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  418     (555)

     INVESTING ACTIVITIES
        Capital expenditures                         (314)   (1,010)
        Sundry                                         94        33
                                                     ----     ----
     CASH USED IN INVESTING ACTIVITIES              (218)     (977)

FINANCING ACTIVITIES
          Change in short-term debt                  (366)     293
          Issuance of long-term debt                  162    1,111
          Reduction of long-term debt                (431)  (1,504)
          Loans from related company                         1,875
          Sale of capital stock                        11
          Cash of companies included
            in restructuring                                  (503)
                                                   ------   ------
     CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES   (626)   1,272

Effect of exchange rate changes on cash                15       33
                                                    -----    -----
Net change in cash                                   (411)    (227)
Cash at beginning of year                             461      600
                                                     -----    -----
     CASH AT END OF PERIOD                        $    50   $  373
                                                   ======     ====

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

2 - Restructuring during 1994
     In March 1994, the Company restructured its operations by combining its overseas resistance wire operations with Harrison Alloys Inc. (Harrison). The latter is referred to herein as "related company". Effective September 30, 1994, the Company transferred substantially all the assets of its U.S. operating subsidiary, Driver-Harris Alloys (Alloys), to Harrison in exchange for the assumption by Harrison of an equivalent amount of liabilities. Harrison is required to pay to the Company license fees and commissions totalling $500,000 per year from 1994 to 2003, which is recorded in other income. For details of these transactions, see
Part I, Item 1, "Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Notes 3 and 4 to the 1994 consolidated financial statements.

     The unaudited pro-forma consolidated data for the nine months ended September 30, 1994 gives effect to the foregoing transactions as if they had occurred on January 1, 1994.

3 - Investment in Related Company
     Harrison Alloys Inc.("Harrison"), a fifty percent owned company, is recorded on the equity method of accounting. The recognition of past losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,488,000 at September 30, 1995. This amount, combined with a deferred credit of $1,042,000 which originated from the March 1994 restructuring referred to in Note 2, is equal to the balance of a bank loan of Harrison ($2,530,000) which the Company has guaranteed. Accordingly, for the nine months ended September 30, 1995, Driver-Harris Company recorded income from its equity in Harrison of $213,000 and amortization of the deferred credit of $223,000 (which is included in other income).

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition
     After consummating the 1994 restructuring referred to in Note 2 to the Financial Statements, the Company has continued to reduce its contingent obligations and stabilize its cash flow requirements. The Company continues to be partially dependent upon Harrison Alloys Inc. (Harrison) for its cash flow. Harrison, a 50% owned company, has a highly leveraged debt structure, a portion of which the Company is contingently liable for. Harrison may be subject to significant additional cash requirements should it proceed with the restructuring of certain manufacturing operations and/or redemptions of preferred stock.

Results of Operations (Pro-Forma for 1994)
     Net sales to customers increased by almost thirty percent during the first nine months of 1995 and 19.4% for the latest quarter compared to the same period last year. This was principally due to increased sales prices and the impact of higher exchange rates. The increases in sales prices were caused by the higher cost of raw materials, principally copper and PVC. Because increases in sales prices lagged such higher costs, the gross profit percentage dropped from 15.2% in 1994 to 13.3% in 1995 for the nine-month period but increased from 14.3% to 14.9% in the latest quarter. Selling, general and administrative expense in 1995 continued to remain relatively constant and therefore decreased as a percentage of net sales from 15.7% to 12.6% for the nine months and from 15.9% to 13.8% for the last quarter. Higher average borrowings throughout 1995 resulted in increased interest and finance expenses.

     In 1994, the Company recorded a charge of $674,000 representing its equity in the investment in Harrison. For the nine months ended September 30, 1995, the Company recorded income of $213,000 from its equity in this investment. The recognition of past losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability), which combined with a deferred credit resulting from the March 1994 restructuring equaled the balance of a bank loan of Harrison which the Company has guaranteed. Losses from the Company's investment in Harrison are recognized only to the extent of the bank loan guaranty.

     During the nine months ended September 30, 1995, Harrison made aggregate principal payments of $436,000 under the bank loan. Accordingly, Driver-Harris recorded income from its equity in Harrison of $213,000 and amortization of the deferred credit of $223,000 (which is included in other income).

     The disproportionate income tax provision in 1995 is primarily because $213,000 recorded as income from equity in Harrison is not taxable income to the Company. In 1994, no tax benefits were available for subsidiaries experiencing losses. The utilization of tax loss carryforwards provided tax benefits of $85,000 and $75,000 in the 1995 and 1994 periods, respectively.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRIVER-HARRIS COMPANY


Date: November 13, 1995               By     Thomas J. Carey
    -----------------------             ---------------------------
                                               Thomas J. Carey
                                        Vice President Finance and
                                        Chief Financial Officer