Form 10-K405
period 1995-12-31
DRIVER HARRIS CO
filed 1996-03-29
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC   20549

                                 FORM 10-K

(Mark One)
|_X_| Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1995
 __
|__| Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934
      For the transition period from __________ to __________

Commission file number 1-1212

                           DRIVER-HARRIS COMPANY
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       New Jersey                                       22-0870220
--------------------------------      ------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

308 Middlesex Street, Harrison, NJ                          07029
-------------------------------------      ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code               (201)483-4802
                                                                 -------------
Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
     Title of each class:                                 on which registered:
     --------------------                                ---------------------
     Common stock - par
      value  $0.83 1/3                                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:          NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates and the total number of common shares outstanding as of March 18, 1996:
     Market Value - $7,946,508        Common Stock - 1,297,389 shares

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the annual proxy statement dated May 3, 1996 are incorporated into
Part III.

                                  PART I
Item 1.   Business
     (a)  General Development of Business

     The Company, directly and through its subsidiaries and affiliate, is engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable.

     On April 7, 1994 (effective March 18, 1994), the Company restructured its operations (the "Restructure") because of its liquidity problems and to strengthen its competitive position in the industry. Pursuant to the Restructure, the Company combined its overseas resistance wire operations with Harrison Alloys Inc. (Harrison) by (i) forming a holding company, HAI Holding Company Inc. (Holding), owned fifty percent by the Company and fifty percent by a corporation organized by the former common shareholders of Harrison; (ii) contributing the Company's overseas resistance wire manufacturing subsidiaries (subject to liens under existing bank loans) and its approximately 24% shareholding in Harrison to Holding; and (iii) causing Harrison to assume significant obligations of the Company as explained below. In conjunction with the Restructure, Harrison became a wholly owned subsidiary of Holding, which in
turn transferred the Driver-Harris subsidiaries to Harrison.   As a result of
the Restructure, Harrison will conduct all of its operations located in Harrison and Somerset, NJ and Spartanburg, SC and the Driver-Harris operations located in Italy, France, the U.K., Spain and Australia (see below).

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

     On November 29, 1994, effective September 30, 1994, Alloys transferred substantially all of its assets to Harrison in exchange for the assumption by Harrison of an equivalent amount of liabilities (all assets and liabilities were taken into account at net book value). This transaction was the result of the exercise by Harrison on June 14, 1994 of an option granted in 1987. The transferred assets consisted principally of inventory and equipment located at the Harrison and Somerset, NJ and Spartanburg, SC plants of Alloys as well as the land and factory building in Somerset, NJ. These assets constituted the U.S. portion of the Company's electrical resistance wire manufacturing business; the foreign portion had been transferred to Harrison in the foregoing restructuring.

     After the transactions described above, the Company, in addition to its 50% ownership of Harrison, continues to own Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, located in Ireland and the U.K., and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia.

     In February 1996, Harrison Alloys Inc. ("Harrison"), a fifty percent owned company, sold its foreign operations to Kanthal AB, a Swedish company, and used a portion of the proceeds to repay a bank loan ($2,529,000) which the Company guaranteed. See Note 13 for further information.

     (b)  Financial Information About Industry Segments

     For the three years ended December 31, 1995, the Registrant operated in a single industry segment, metal products.

     (c)  Narrative Description of Business

     (i) After giving effect to the 1994 transactions described in item 1(a), the principal products manufactured by the Registrant and its subsidiaries are insulated electrical wire and cable. These products are sold principally to the construction, appliance, and electrical equipment industries and are distributed through the Company's own sales staff. The Registrant also owns 50% of Harrison, which manufactures electrical resistance wire products.

           The following represents a breakdown of the Registrant's total net sales for the last three fiscal years (in thousands):

                                      Electrical
                                   Resistance Wire(a)
            Insulated           ------------------------
           Electrical                         Foreign
          Wire & Cable          Alloys      Subsidiaries         Other
          ------------          ------      ------------         -----
1993        $21,488            $27,295        $32,297           $2,382
1994         25,413             23,196          8,250            2,688
1995         32,745                  -              -            2,598

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

     (viii) The following amounts represent the backlog of orders believed to be firm as of the end of each fiscal year; all were expected to be filled within the following fiscal year:

                          Irish Driver-Harris Co.Ltd.,
                       and Quality HeatTreatment Pty. Ltd.
                      -----------------------------------
     December 31, 1994          $ 450,000
     December 31, 1995            922,000

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

     (xii) Pursuant to the agreement with Harrison described in item 1(a), the latter company has assumed all environmental obligations with respect to the Company's former U.S. plant facilities. Such remaining obligations are presently estimated at approximately $160,000.

     (xiii) The number of persons employed by the Registrant and its subsidiaries at the end of the last fiscal year was 132.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     (1)  Information regarding foreign and domestic operations is provided in
Note 12 to the consolidated financial statements.

     (2) The Registrant depends heavily on foreign operations for the generation of earnings. The insulated wire and cable operations are located in Ireland and the U.K. These countries are considered to have relatively stable governments and minimum political risk; nonetheless there is exposure to fluctuations in currency exchange rates and normal business risk.

     (e)  Executive Officers of the Registrant

     Name                          Age       Position
     Frank L. Driver IV             35       President
     Lavinia Z. Emery               51       Secretary and Assistant
                                              Treasurer
     Thomas J. Carey                59       Chief Financial Officer

          Officers are elected annually by the Board of Directors for one-year terms expiring in June.

          Mr. Frank L. Driver IV joined the Company in 1989 as Assistant Controller; in 1991 he was elected Vice President-Marketing and in 1993 he also became Vice President-Finance. In September 1994, he was elected President. Prior to joining the Company, he was a senior financial analyst with General Motors Corp. Mr. Driver is the nephew of Mr. David A. Driver, a Director of the Company.

          Mrs. Lavinia Z. Emery joined the Company in 1982 in an administrative capacity. In 1985 she was elected Assistant Secretary and Assistant Treasurer. In 1988 she was elected Secretary and Assistant Treasurer.

          Mr. Thomas J. Carey was hired by the Company as a Consultant and Chief Financial Officer in 1995. Prior to joining the Company, he was Chief Financial Officer of the Home News Company, New Brunswick, NJ and prior to that a partner of Deloitte & Touche.

Item 2.   Properties

          After the 1994 divestitures described in item 1(a), the principal property of the Registrant and its subsidiaries is a wire insulating plant in Ireland. It was constructed in 1990 and is deemed adequate for the enterprise. It is owned by the Irish subsidiary and is subject to liens by a lender.

Item 3.   Legal Proceedings

          None of material nature.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None in the fourth quarter of 1995.

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     (a) The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for the stock were as follows:

                        1995                    1994
     Quarter        High      Low           High      Low
     First          5 1/8      5             7 1/4     6
     Second         5 3/8      5 1/4         6         5
     Third          5 5/8      5 3/8         6         5 1/4
     Fourth         6          5 3/4         6 1/8     5

     (b)  The approximate number of common shareholders as of March 8, 1996 was
300. This figure represents the sum of the number of shareholders of record, plus an estimate of the number of individual shareholders whose shares are held collectively by stockbrokers.

     (c) The Company has not paid cash dividends during 1994 and 1995. The note payable to the Pension Benefit Guaranty Corporation (PBGC) prohibits the payment of cash dividends without permission of the PBGC (reference is made to Note 8 to the consolidated financial statements).

Item 6.   Selected Financial Data

                           Y e a r   E n d e d   D e c e m b e r   3 1
                                 Pro Forma
                      1995      1994     1994     1993      1992     1991
                      (Dollar amounts in thousands, except per share data)
Net Sales and other
  revenues          $36,719   $29,060  $60,558   $83,997  $87,702  $87,885
Income (Loss) before
  extraordinary item  1,332      (490)    (976)   (1,992)  (4,490)  (4,143)
Extraordinary item        -         -        -         -        -      167
                     ------    ------   ------    ------    ------   ------
Net Income (Loss)     1,332      (490)    (976)   (1,992)  (4,490)  (3,976)

Total assets         16,255         -   15,893    38,609   42,676   48,168

Long-term debt        2,419         -    2,734     4,098    3,664    2,500

Per Common Share:
  Income (Loss) before
   extraordinary item $ 1.03    $(.38)   $(.75)   $(1.54)  $(3.50)   $(3.23)
  Extraordinary item       -        -        -        -        -       .13
                      -----     ----    -----     -----    -----      ----
  Net Income (Loss)   $ 1.03    $(.38)   $(.75)   $(1.54)  $(3.50)   $(3.10)
                      =====     ====    =====     =====    =====      ====

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

     The Company, directly and through its subsidiaries and affiliate, is engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable.

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

     For details of these transactions reference is made to Notes 3 and 4 to the financial statements.

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

     At December 31, 1995, the Company's subsidiaries had available bank lines of credit of approximately $3,900,000, of which $683,000 was in use. Based on

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

anticipated cash flow from operations, the Company believes it has adequate cash flow to meet its ongoing obligations which include debt repayments and capital commitments of its subsidiaries.

Results of Operations
Year ended December 31, 1995 compared to year end December 31, 1994 (Pro Forma)

     The accompanying consolidated statements of operations for 1994, include the operations of subsidiaries which were divested during the year, to the approximate dates of their disposal. These are March 31, 1994 for the overseas resistance wire manufacturing companies and September 30, 1994 for Alloys. The pro-forma consolidated data for 1994 gives effect to the aforementioned restructuring and the divestiture of the assets of Alloys, as if both transactions had occurred on January 1, 1994. The following comparisons relate to the year ended December 31, 1995 and pro forma consolidated data for 1994.

     Net sales to customers increased by more than 25% for the year and more than 17% for the last quarter compared to 1994. This was principally due to increased sales prices and the impact of higher exchange rates. The increases in sales prices were caused by the higher cost of raw materials, primarily copper and PVC. Since increases in sales prices generally lag higher costs, the gross profit percentage dropped from 16.2% for the year 1994 to 14.4% for 1995 although it increased to 17% for the last quarter of 1995. Selling, general and administrative expense in 1995 remained relatively constant and therefore decreased as a percentage of net sales from 15.2% in 1994 to 12.3% in 1995. Higher average borrowings through 1995 resulted in increased interest expenses.

     In 1994, the Company recorded a charge of $1,097,000 representing its equity in the net loss of Harrison. In 1995, the Company recorded income of $140,000 from its equity in this investment. The recognition of past losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability), which combined with a deferred credit resulting from the March 1994 restructuring equaled the balance of a bank loan of Harrison which the Company has guaranteed. Losses from the Company's investment in Harrison are recognized only to the extent of the bank loan guaranty. Subsequent to December 31, 1995 this bank loan was paid in full in connection with the sale of Harrison's overseas operations and accordingly a gain will be recognized in 1996 (see Note 13).

     During 1995, Harrison made aggregate principal payments of $438,000 under the bank loan. Accordingly, Driver-Harris recorded income from its equity in Harrison of $140,000 and amortization of the deferred credit of $298,000 (which is included in other income).

     The low income tax provision in 1995 is primarily because the proceeds of officer's life insurance included in other revenues is not taxable income to the Company and due to the benefits of operating loss carryovers used in the United States. The tax valuation allowance decreased by $103,000 from December 31, 1994 to December 31, 1995 which is primarily due to the use of net operating

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

loss carryforwards. In 1995 and 1994, no tax benefits were available for foreign subsidiaries experiencing losses. The utilization of tax loss carryforwards provided tax benefits of $42,000 and $14,000 in the 1995 and 1994 periods, respectively.

Year ended December 31, 1994 compared to year ended December 31, 1993

     Sales to related company are to Harrison, a 50%-owned affiliate since the March 1994 restructuring described under "Financial Condition" above. Pursuant to an agreement with Alloys, selling prices were equal to the subsidiary's costs and expenses.

     For 1994, net sales of operating units continuing as part of the Company throughout the entire year, rose 17.7% compared with the preceding year. This increase reflects principally higher unit volume. Prices on average were slightly higher than last year and foreign currency rates moved up somewhat.

     Basic raw material costs of continuing companies rose during 1994. Selling prices, however, could not be raised in step with the higher costs. As a result, the gross profit was 3.0 percentage points lower than in 1993. Selling, general and administrative expenses of these units increased 6.6% in absolute terms; relative to sales, however, they decreased 1.6 percentage points. In addition, there were currency exchange losses of $29,000 in 1994, compared with gains of $133,000 in 1993.

     During the years 1994 and 1993 the Company's equity in the operating results of Harrison consisted of losses of $1,097,000 and $359,000, respectively. The recognition of these losses reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,701,000 at December 31, 1994. This amount combined with a deferred credit of $1,266,000 which originated from the March 1994 restructuring described above, equaled the balance of a bank loan of Harrison which the Company has guaranteed (see Note 8).

     The Company's relationship with Harrison dates back to 1985 when Alloys was reorganized by transferring certain of its assets to the newly organized Harrison, in consideration for the assumption by the latter of a large portion of Alloys' bank debt which the Company guaranteed, and the issuance of certain non-voting Harrison capital stock to Alloys. Since then Harrison has provided the predominant share of debt service. While the combined Harrison and Alloys bank borrowings have been significantly reduced since 1985, Harrison and Driver-Harris Company had a common interest in managing the U.S. operations to maximize the cash flow available for debt service.

     The Company generally incurs income taxes in operating units which generate earnings, while no tax benefits are available or can be anticipated in units experiencing losses. This is the principal reason for the disproportionate income tax provisions for the years 1994 and 1993.

     The 1994 and 1993 operating results include utilization of approximately

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

$14,000 and $340,000, respectively of net operating loss carryforwards. The related tax benefits of $5,000 and $128,000, respectively have been netted against the provision for income taxes.

Item 8.   Financial Statements and Supplementary Data

     This information is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The table listing this information with respect to directors of the Company, and the statement of compliance with Sec. 16(a) of the Exchange Act, included in the proxy statement anticipated to be filed on or about May 3, 1996, is herein incorporated by reference. The information with respect to executive officers is included in Part I of this Form 10-K.

Item 11.  Executive Compensation

     The information with respect to officers and directors of the Company, included in the proxy statement anticipated to be filed on or about May 3, 1996, is herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item, included in the proxy statement anticipated to be filed on or about May 3, 1996, is herein incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item, included in the proxy statement anticipated to be filed on or about May 3, 1996, is herein incorporated by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

     (a)(1) and (2) - This portion of Item 14 is submitted in a separate section of this report.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K. (continued)

        (3)    Listing of Exhibits
          Exhibit 3.     Certificate of Incorporation and By-Laws
          Exhibit 10.    Material contracts
          Exhibit 21.    Subsidiaries of the Registrant
          Exhibit 27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          None filed in the fourth quarter of 1995.

     (c)  Exhibits                                    Incorporated by
                                                     Reference to SEC
                                                         Form
          Exhibit 3.  Articles of Incorporation         8-K dated
               and By-Laws                            November 1, 1982

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

               Settlement Agreement with Pension        8-K dated
               Benefit Guaranty Corporation dated     December 22, 1993
               December 22, 1993

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-k (continued)

     Exhibit 21.  Subsidiaries of the Registrant as of December 31, 1995


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

          Financial Statements of HAI Holding Company Inc. - 1994 financial statements incorporated by reference to 1994 SEC Annnual Report on Form 10-K filed April 14, 1995.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      DRIVER-HARRIS COMPANY



March 29, 1996                     Thomas J. Carey
--------------------------         --------------------------------
Date                               Thomas J. Carey
                                   Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Ralph T. Bartlett                       David A. Driver
--------------------------------        ------------------------------------
Ralph T. Bartlett                       David A. Driver
Director                                Director
Date:  March 29, 1996                   Date:  March 29, 1996


H. L. Biggerstaff                       Frank L. Driver IV
--------------------------------       -------------------------------------
H. L. Biggerstaff                      Frank L. Driver IV
Director                               Director and President
Date:  March 29, 1996                  Chief Executive Officer
                                       Date:  March 29, 1996

                    Annual Report on Form 10-K Item 8,
                    Item 14(a)(1) and (2), (c) and (d)

                     List of Financial Statements and
                       Financial Statement Schedules

                             Certain Exhibits

                       Financial Statement Schedules

                  Driver-Harris Company and Subsidiaries

                             December 31, 1995

                  Driver-Harris Company and Subsidiaries

                      Form 10-K-Item 14(a)(1) and (2)

      List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of Driver-Harris Company and subsidiaries are included in Item 8:

     Consolidated Balance Sheets-December 31, 1995 and 1994         Page 19

     Consolidated Statements of Operations-Years ended December 31,
      1995, 1994 and 1993                                           Page 21

     Consolidated Statements of Stockholders' Equity-Years ended
     December 31, 1995, 1994 and 1993                               Page 22

     Consolidated Statements of Cash Flows-Years ended December 31,
     1995, 1994 and 1993                                            Page 23

     Notes to Consolidated Financial Statements                     Page 24

The following consolidated financial statement schedules of Driver-Harris Company and subsidiaries are included in Item 14(d):

     Schedule I-Condensed Financial Information of Registrant         Page39

     Schedule II-Valuation and Qualifying Accounts                    Page43


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      Report of Independent Auditors

Board of Directors
Driver-Harris Company

We have audited the accompanying consolidated balance sheets of Driver-Harris Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of certain foreign consolidated subsidiaries which statements reflect total assets constituting 25% in 1995 and 14% in 1994, and total revenues constituting 9% in 1995, 7% in 1994 and 4% in 1993 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for such subsidiaries, is based solely on the reports of other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Driver-Harris Company and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.



MetroPark, New Jersey
March 14, 1996                                            ERNST & YOUNG LLP

                      AUDITORS' REPORT TO THE MEMBERS

                                    OF

                    KINGSTON CABLE DISTRIBUTORS LIMITED



We have audited the accompanying balance sheets of Kingston Cable Distributors Limited as of 31 December 1995 and 31 December 1994 and the related statements of profit and loss and cash flows for the year/period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingston Cable Distributors Limited as of 31 December 1995 and 31 December 1994, and the results of its operations and its cash flows for the year/period then ended in conformity with generally accepted accounting principles.



14 March 1996                       Signed:  James, Stanley & Co.
                                    -----------------------------
                                    Registered Auditor
                                    Chartered Accountants
                                    1733 Coventry Road
                                    South Yardley
                                    Birmingham
                                    B26 1DT

                      AUDITORS' REPORT TO THE MEMBERS

                                    OF

                     QUALITY HEAT TREATMENT PTY. LTD.




I have audited the accompanying balance sheet of Quality Heat Treatment Pty. Ltd. as of 31st December, 1995, and the related statement of profit and loss for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Heat Treatment Pty. Ltd. as of 31st December, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.







12th February, 1996                          Signed:   G. D. Trott
                                        ---------------------
                                        Registered Company Auditor
                                        150 Williams Road
                                        East Prahran, 3181, Australia

                     Driver-Harris Company and Subsidiaries

                        Consolidated Balance Sheets

                        Dollar Amounts in Thousands


                                                 December 31
                                              1995         1994
                                              ------------------
Assets
Current assets:
  Cash                                       $   479      $   461
  Receivables,less allowances of $278
     and $376                                  7,816        7,494
  Inventories:
     Materials                                   598          658
     In process                                  204          226
     Finished                                  2,328        2,160
                                              ------       ------
                                               3,130        3,044
  Prepaid expenses                               386          227
                                              ------       ------
Total current assets                          11,811       11,226

Other assets                                      65          369

Property, plant and equipment, at cost:
  Land and buildings                           2,869        2,738
  Machinery and equipment                      2,967        2,701
  Office equipment                               412          419
                                              ------       ------
                                               6,248        5,858
  Less accumulated depreciation and
    amortization                               1,869        1,560
                                              ------       ------
                                               4,379        4,298
                                              ------       ------
                                             $16,255      $15,893
                                              ======       ======
Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                      $   704      $ 1,762
  Current portion of long-term debt              522          512
  Accounts payable                             5,888        5,295
  Accrued expenses                             1,059          843
  Income taxes payable                           106           86
                                              ------       ------
Total current liabilities                      8,279        8,498

Long-term debt                                 2,419        2,734
Deferred foreign income taxes                    157          110
Postretirement benefit liabilities               205          417
Investment in related company                  1,561        1,701
Deferred credit-related company                  968        1,266
Sundry liabilities                               222          259

Stockholders' equity:
  Common stock--par value $0.83 1/3 per share:
  Authorized 3,000,000 shares; issued 1,624,928
    shares (including 127,539 and 130,389 treasury
    shares  and 200,000 pledged shares)        1,187        1,187
  Additional paid-in capital                   1,997        1,982
  Retained earnings (deficit)                  1,143         (189)
  Equity adjustment from translation          (1,883)      (2,072)
                                            ------        ------
                                               2,444          908

Commitments and contingencies
                                             -------       ------
                                             $16,255      $15,893
                                             =======       ======

See accompanying notes.

                  Driver-Harris Company and Subsidiaries

                   Consolidated Statements of Operations

            Dollar Amounts in Thousands, Except per Share Data

                                Year ended December 31   Pro Forma
                                1995    1994    1993       1994
                                ----    ----    ----       ----
                                                         (Unaudited
                                                           Note 5)
Revenues:
  Net sales:
    Customers                       $35,343 $36,351 $56,167   $28,101
    Related company                          23,196  27,295
  Other revenues                      1,376   1,011     535       959
                                     ------  ------  ------    ------
                                     36,719  60,558  83,997    29,060

Costs and expenses:
  Cost of sales:
    Customers                        30,258  30,156  45,597    23,540
    Related company                          23,196  27,295
  Selling, general and
    administrative                    4,362   6,102  10,604     4,263
  Interest expense                      829     855   1,696       575
  Foreign exchange (gain) loss and
    sundry                              (20)     52     320        15
  Equity in net (gain) loss of
    related company                    (140)  1,097     359     1,097
                                      -----  ------  ------    ------
                                     35,289  61,458  85,871    29,490
                                     ------  ------  ------    ------
Income (loss) before income taxes     1,430    (900) (1,874)     (430)

Income taxes                             98      76     118        60
                                     ------  ------  ------    ------
Net income (loss)                   $ 1,332 $  (976)$(1,992)  $  (490)
                                     ======  ======  ======    ======
Net income (loss) per share           $1.03  $ (.75) $(1.54)    $(.38)

See accompanying notes.

                               Driver-Harris Company and Subsidiaries

                          Consolidated Statements of Stockholders' Equity

                            For the three years ended December 31, 1995

                                    Dollar Amounts in Thousands

                                                          Equity
                                   Additional Retained  Adjustment
                             Common  Paid-In  Earnings  from Trans-
                              Stock  Capital  (Deficit)   lation     Total
                             ------ --------  --------   --------    -----

Balance at January 1, 1993   $1,187  $1,966   $ 2,886    $(2,124)   $ 3,915
 Sale of 2,349 treasury
   shares                                15                              15
 Net loss                                      (1,992)               (1,992)
 Adjustments from exchange
  rate changes                                              (717)      (717)
                             -----------------------------------------------
Balance at December 31, 1993  1,187   1,981       894     (2,841)     1,221
 Sale of 219 treasury shares              1                               1
 Net loss                                        (976)                 (976)
 Loss for December 1993 of
   subsidiary which changed
   its fiscal year                               (107)                 (107)
 Adjustments from exchange
   rate changes                                              769        769
                             -----------------------------------------------
Balance at December 31, 1994  1,187   1,982      (189)    (2,072)       908
 Sale of 2,850 treasury
   shares                                15                              15
 Net income                                     1,332                 1,332
 Adjustments from exchange
   rate changes                                             189         189
                            -----------------------------------------------
Balance at December 31, 1995 $1,187  $1,997  $  1,143   $(1,883)     $2,444
                            ===============================================


See accompanying notes.

                               Driver-Harris Company and Subsidiaries

                               Consolidated Statements of Cash Flows

                                    Dollar Amounts in Thousands

                                           Year ended December 31
                                          1995      1994     1993
                                          ------------------------
Operating activities
Net income (loss)                       $ 1,332   $  (976)  $(1,992)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization            471       966     1,643
   Provision for doubtful accounts         (113)      225       182
   Equity in related company               (140)    1,097       359
   Deferred credit                         (298)     (249)       74
   Account with related company             (50)     (308)    1,304
   Settlement of pension liability                             (304)
   Receivables                              219    (1,084)      155
   Inventories                              (32)   (2,487)      909
   Accounts payable and accrued expenses    689     2,623     2,413
   Sundry                                  (164)     (100)      225
                                         ---------------------------
Net cash provided by (used in) operating
   activities                             1,914       (293)    4,968

Investing activities
Capital expenditures                       (441)   (1,301)   (2,668)
Sundry                                       34       (37)      (33)
                                         ---------------------------
Net cash used in investing activities      (407)   (1,338)   (2,701)

Financing activities
Change in short-term debt                (1,083)      260    (2,256)
Proceeds from issuance of long-term debt    232     1,342       997
Reduction of long-term debt                (662)   (1,458)   (1,139)
Cash of companies included in
  restructuring                                      (503)
Loans from related company                          1,800
Sundry                                       15         2       102
                                         --------------------------
Net cash provided by (used in)
  financing activities                   (1,498)    1,443    (2,296)

Effect of exchange rate changes on cash       9        49       (47)
                                         ---------------------------
Net change in cash                           18      (139)      (76)
Cash at beginning of year                   461       600       676
                                         --------------------------
Cash at end of year                      $  479    $  461    $  600
                                         ==========================

Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                               $  744   $   743   $ 1,525
  Income taxes                                8        17        61

See accompanying notes.

                   Driver-Harris Company and Subsidiaries

                 Notes to Consolidated Financial Statements

                         December 31, 1995 and 1994


1.  Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Driver-Harris Company (the "Company") and its majority controlled subsidiaries. Intercompany accounts, transactions and profits have been eliminated in consolidation. The financial statements of Irish Driver-Harris Company Ltd. and its subsidiary are included in consolidation for their year ended November 30, 1993. During 1994, these subsidiaries changed to the calendar year. The net loss for the month of December 1993 ($107,000), was charged directly to retained earnings.

Harrison Alloys Inc. ("Harrison"), a fifty percent owned company, is recorded on the equity method of accounting. The recognition of losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,561,000 at December 31, 1995. This amount, combined with a deferred credit of $968,000 which originated from the March 1994 restructuring described in Note 3, is equal to the balance of a bank loan of Harrison ($2,529,000) at December 31, 1995 which the Company has guaranteed (see Notes 8 and 13). Therefore, the Company no longer accounts for Harrison under the equity method of accounting as the Company's investment is equal to the guaranteed Harrison bank loan. However, under the Company's method of accounting for this investment, income which amounted to $140,000 for the year 1995, is recognized to the extent of the reduction in the bank loan which the Company has guaranteed.

Inventories

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (FIFO) method for all inventories.

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

Earnings per Common Share

Earnings per share of common stock are based on the average number of common shares and common share equivalents outstanding during each year (1,297,003 in 1995, 1,294,430 in 1994 and 1,294,320 in 1993). Common stock options are considered common share equivalents.

Employee Stock Options

The Company currently follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or is greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

The predominant portion of the Company's customers are engaged in the construction, appliance and electrical equipment industries in Ireland and Great Britain. The Company grants credit to its customers on open account. One customer's outstanding balance represents 13.2% of consolidated receivables.

Foreign Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the year. Translation adjustments are recorded as a separate component of equity. Changes in the equity account during 1995 and 1994 primarily resulted from such translation adjustments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of long-lived assets

In March 1995, the FASB issued SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No.121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

2.  U.S. Manufacturing Operations

During 1985, the Company reorganized its U.S. operating subsidiary, Driver-Harris Alloys Inc. ("Alloys"), by transferring its accounts receivable and finished goods inventory to a newly-formed company, Harrison Alloys Inc. ("Harrison") in consideration for Harrison's assumption of a portion of Alloys' bank debt and the issuance to Alloys of shares of Harrison's (non-voting) common stock. Harrison is referred to herein as a "related company". In March 1994, the Company and the shareholders of Harrison formed a holding company, consisting of the Harrison operations and the Company's overseas resistance wire manufacturing subsidiaries as more fully described in Note 3. Also, effective September 30, 1994, Alloys transferred substantially all of its assets to Harrison, as more fully described in Note. 4.

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

For the years ended December 31, 1994, and 1993, Harrison purchased $23,196,000, and $27,295,000, respectively, of products from Alloys and billed Alloys

$8,123,000, and $9,427,000, respectively, for production and administrative functions.

3.  Restructuring of Resistance Wire Operations

The Company, directly and through its subsidiaries, has been engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable.

In March 1994, the Company restructured its operations (the Restructure) in order to solve its liquidity problems and strengthen its competitive position in the industry. Pursuant to the Restructure, the Company combined its overseas resistance wire operations with Harrison Alloys Inc. (Harrison) by
(i) forming a holding company, HAI Holding Company Inc. (Holding), owned fifty percent by the Company and fifty percent by a corporation organized by the former common shareholders of Harrison; (ii)contributing the Company's overseas resistance wire manufacturing subsidiaries located in Italy, France, the U.K., Spain and Australia (subject to liens under existing bank loans [see Notes 8 and 13]) and its approximately 24% shareholding in Harrison to Holding; and (iii) causing Harrison to assume significant obligations of the Company as explained below. In conjunction with the Restructure, Harrison became a wholly-owned subsidiary of Holding, which in turn transferred the Driver-Harris subsidiaries to Harrison. The latter and Holding are referred to as "related company" or as "Harrison" in the accompanying consolidated financial statements.

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

The foregoing transaction did not result in recognition of any immediate gain or loss. For financial reporting purposes, the restructuring was effected as of March 31, 1994. Deferred credits aggregating $1,489,000 arising from the restructure will be amortized over 5 years. Accordingly, $298,000 and $223,000 has been credited to other revenues for the years ended December 31, 1995 and 1994, respectively.

4.  Divestiture of Assets of Driver-Harris Alloys Inc.

Effective September 30, 1994, Driver-Harris Alloys Inc. (Alloys), a wholly-owned subsidiary of the Company, transferred substantially all of its assets to Harrison Alloys Inc. (Harrison), a corporation in which the Company indirectly owns a 50% interest (see Note 3), in exchange for the assumption by Harrison of an equivalent amount of liabilities (all assets were transferred at net book value). This transaction was the result of the exercise by Harrison on June 14, 1994 of an option granted in 1987. The transferred assets consist principally of inventory and equipment located at the Harrison and Somerset, New Jersey and Spartanburg, South Carolina plants of Alloys as well as the land and factory building in Somerset, New Jersey. These assets constituted the U.S. portion of the Company's resistance wire manufacturing business; the foreign portion had been transferred to Harrison in the March 18, 1994 restructuring described in Note 3. The Alloys assets had an aggregate net book value of $7,424,000 and the liabilities assumed by Harrison consisted of $5,807,000 accounts payables and other current liabilities and a $1,617,000 obligation to Harrison. No gain or loss resulted from this transaction. Since Alloys contractually operated at a break-even level, the transfer has no effect on future operating results.

As part of the foregoing transaction, all agreements between Harrison, Alloys, and the Company, relating to the manufacture, financing, and distribution of products in the U.S., were terminated in September 1994.

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

6.  Foreign Operations

Net assets which are located outside the United States and are included in the consolidated balance sheets are as follows (in thousands):

                                                     December 31
                                                   1995       1994
                                                   ---------------
     Assets
     Receivables                                $ 7,563    $ 7,375
     Inventories                                $ 3,130    $ 3,044
     Other current assets                           810        690
      Property, plant and equipment--net           4,379      4,298
      Other assets                                    65        166
                                                  -----------------
                                                  15,947     15,573
      Liabilities
      Current liabilities                          7,437      8,033
      Long-term debt                               1,509      1,748
      Other long-term liabilities                     57        299
      Deferred income taxes                          157        110
                                                  -----------------
                                                   9,160     10,190
                                                  -----------------
      Net assets outside the United States       $ 6,787    $ 5,383
                                                  =================

Net income (loss) of the Company's foreign subsidiaries included in the accompanying financial statements amounted to approximately $614,000 in 1995, ($144,000) in 1994, and ($1,407,000) in 1993.

Because (i) the Company plans to continue to finance foreign expansion and operating requirements by reinvesting a substantial portion of the undistributed earnings of its foreign subsidiaries, and (ii) the availability of U.S. tax loss carryovers (see Note 10) to offset dividends from these subsidiaries, United States income taxes have not been provided on such earnings. Unremitted earnings of foreign subsidiaries at December 31, 1995 amounted to approximately $6,600,000.

7.  Leases

Property, plant and equipment includes the following amounts related to capital leases (in thousands):

                                                    December 31
                                                  1995       1994
                                                  ---------------
     Machinery and equipment                    $  964    $1,239
     Less accumulated amortization                 226       269
                                                 ---------------
                                                $  738    $  970
                                                 ===============

Amortization of the assets recorded under capital leases is included in depreciation expense.

The future minimum rental commitments for all operating leases as of December 31, 1995 are as follows (in thousands):

     1996                                         $361
     1997                                          321
     1998                                          293
     1999                                          163
     2000                                           87
     2001-2005                                     257
                                                  ----
                                                $1,482
                                                 =====

Total rent expense under operating leases for 1995, 1994 and 1993 was $249,000, $483,000 and $755,000, respectively.

8.  Long-Term Debt and Lines of Credit

Long-term debt is as follows(in thousands):

                                                    December 31
                                                  1995       1994
                                                  ---------------
     U.S. bank loan                             $  144    $  242
     Note payable to Pension Benefit
       Guaranty Corporation                        913       852
     Other mortgage loans                          604       763
     Capitalized lease obligations                 501       779
     Sundry                                        779       610
                                                 ---------------
                                                 2,941     3,246
     Less current portion                          522       512
                                                 ---------------
                                                $2,419    $2,734
                                                 ===============

The Company's obligations approximate fair market value.

In addition to the foregoing direct obligations at December 31, 1995, the Company was jointly and severally liable with Harrison Alloys Inc. ("Harrison") (see Note 2) for a U.S. bank loan with an unpaid principal balance of $2,529,000 at December 31, 1995. This obligation is being reported as a direct liability of Harrison. In addition, this U.S. bank loan was collateralized by the capital stock of the Irish subsidiary and 200,000 pledged shares of the Company.

The U.S. bank loans noted above were paid in full in February, 1996 and the capital stock held as collateral returned to the Company. See Note 13.

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

The Other Mortgage Loans, which are the liability of a subsidiary, bear interest at 10% per year and are due in monthly installments through 2000. These loans and the subsidiary's $3,200,000 general credit line are jointly collateralized by all of its assets with a net book value of $14,066,000.
Under the terms of the loans, there are certain restrictions which limit the payment of dividends and management fees paid by the subsidiary.

Maturities of long-term debt at December 31, 1995 are as follows (in thousands):

                                          Capitalized
                                            Leases        Other
                                          ---------------------
     1996                                   $215         $  307
     1997                                    204            254
     1998                                    197            296
     1999                                     66             49
     2000                                      -            929
     Thereafter                                -            424
                                          ---------------------
                                            $682         $2,259
                                          =====================

At December 31, 1995, the Company and its subsidiaries had available short-term bank lines of credit in the aggregate amount of approximately $3,900,000, of which $683,000 was in use.

The weighted average interest rate on the short-term borrowings of the Company and its subsidiaries was 11.0% and 10.4% at December 31, 1995 and 1994, respectively.

9.  Postretirement Benefits - Pensions and Health Care

Pensions

Prior to the March 1994 restructuring (see Note 3), the Company had several defined benefit pension plans covering employees of certain foreign subsidiaries. In the aggregate, these plans were not considered significant. The cost thereof was $277,000 in 1993.

After the restructuring, the Company's only defined benefit pension plans are those of a foreign subsidiary. These cover substantially all of the latter's employees, who must contribute to the plan cost. Benefits are based on employees' years of service and generally final compensation. The subsidiary makes contributions to the plans in amounts that are intended to provide for current service and to fund past service liability.

The actuarial assumptions used for the pension plans of the continuing subsidiary for 1995 and 1994 were as follows:

     Discount rate                                8%
     Annual rate of compensation increase         6%
     Long-term rate of return on plan assets      8%

The funded status of the pension plans was as follows (in thousands):

                                                            December 31
                                                           1995      1994
                                                           ----      ----
     Actuarial present value of accumulated benefit
       obligation, all vested                               $813     $829
                                                            ====     ====

     Projected benefit obligation (PBO)                   $1,314    $1,286
     Fair value of plan assets, invested in pooled
       separate accounts of an insurance company           1,109       794
                                                           -----     -----
     Plan assets less than PBO                              (205)     (492)
     Unrecognized initial net gain                          (193)     (124)
     Unrecognized prior service cost                        (208)        -
     Unrecognized transition obligation                      598       616
                                                           -----     -----
     Accrued net pension liability                        $    8    $    -
                                                           =====     =====

Net pension expense for the Company's defined benefit pension plans for 1995 and 1994 included the following components (in thousands):

                                                           1995       1994
                                                           ----       ----
     Plans of continuing subsidiary:
       Service cost for benefits earned during the year    $ 102      $ 96
       Interest cost on projected benefit obligation          92        92
       Actual net gains on plan assets                      (120)      (64)
       Net amortization                                       58        30
                                                             ---       ---
                                                             132       154
     Less employee contributions                              32        29
                                                             ---      ----
     Net pension expense-continuing subsidiary               100       125
                                                             ===       ===

Additionally at December 31, 1995, the Company has a supplemental pension plan which provides benefits to the estate of the former Chairman. The liability for such benefits at December 31, 1995 were approximately $471,000. In connection with the death of the former Chairman in 1995, the Company accrued the proceeds due from the life insurance policy and has included $349,000 in other revenues. The Company plans to utilize such proceeds to fund the supplemental pension obligation.

In 1993, the Company settled a claim by the Pension Benefit Guaranty Corporation for employer liability under three defined benefit pension plans which were terminated in 1985. The settlement is in the form of a $781,000 note, due September 30,2000. The Company had previously made a $1,085,000 provision for this obligation and recorded a $304,000 gain from the settlement in 1993.

Health Care and Life Insurance

Postretirement health care and life insurance benefits are provided to certain U.S. employees and retirees. These benefits are provided through an insurance company whose premiums are based on benefits paid. Pursuant to the March 1994 restructuring (see Note 3) Harrison has assumed the cost for the pre-1986 retirees, effective January 1, 1994. Prior thereto, the cost was shared equally by the Company and Harrison.

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard requires companies to accrue for estimated future postretirement benefit expenses during the years employees are working and earning benefits for retirement. Previously, the Company expensed the costs of these benefits as current payments were made. The Company elected to amortize the estimated liability for postretirement benefits at January 1, 1993, over 15 years.
For 1995, 1994 and 1993, the Company's portion of postretirement benefit costs aggregated $36,000, $50,000 and $293,000, respectively. The 1993 amount includes $180,000 as a result of the adoption of SFAS 106.

The following table sets forth the status of the plans, which are unfunded, reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet was as follows (in thousands):

                                                              December 31
                                                            1995       1994
                                                            ----       ----
     Accumulated postretirement benefit obligation:
       Fully eligible plan participants                     $138       $124
       Other active plan participants                         85         76
                                                             ---        ---
                                                             223        200

     Unrecognized transition obligation                      125        136
     Unrecognized net loss from past experience
       different from that assumed and from changes
       in assumptions                                         15         17
                                                            ----        ---
     Accrued postretirement benefit cost                    $ 83       $ 47
                                                            ====        ===

Postretirement benefit costs for 1995, 1994 and 1993 included the following components (in thousands):

                                                      1995      1994     1993
                                                      ----      ----     ----
     Service cost for benefits earned during the year $ 8      $ 23      $  3
     Interest cost on accumulated postretirement
       benefit obligation                              15        14       155
     Amortization of transition obligation             13        13       135
                                                      ---       ---       ---
                                                      $36      $ 50      $293
                                                      ===       ===       ===

The following assumptions were used at December 31, 1995: a discount rate of 7.25% and a 1996 assumed health care cost trend rate of 5%. Assumptions used at December 31, 1994 were a discount rate of 7.25% and a 1995 assumed health care cost trend of 12% declining gradually to an ultimate cost trend rate of 5% for years after 2002.

A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1995 by $23,000 and the aggregate service and interest cost components of postretirement benefit cost for 1995 by $4,000.

10.  Income Taxes

Income tax expense (credit) is composed of the following (in thousands):

                                                1995    1994    1993
                                                --------------------
     United States:
       Current
     Foreign:
       Current                                 $ 51     $ 102    $172
       Deferred                                  47       (21)     74
     Benefits of operating loss carryovers        -        (5)   (128)
                                                ----------------------
                                               $ 98     $  76    $118
                                                ======================

Pre-tax income (loss) attributable to domestic and foreign operations is as follows (in thousands):

                                                 1995    1994    1993
                                                 ---------------------
     United States                             $  718  $  (832) $  (563)
     Foreign                                      712      (68)  (1,311)
                                                -----------------------
                                               $1,430  $  (900) $(1,874)
                                                =======================

Following is a reconciliation of income tax expense (credit) to the amount based on the U.S. statutory rate of 35% (1995 and 1994) and 34% (1993) (in thousands):

                                                 1995    1994    1993
                                                 --------------------
     Income taxes based on U.S.
       statutory rate                           $ 500  $ (315) $  (637)
     Non-taxable income:
       Reduction of valuation allowances         (103)
       Life insurance proceeds                   (122)
     Increase resulting from losses which
       provided no current tax benefit
       (including equity in losses
      in related company)                          8     477    1,048
     Taxes of foreign subsidiaries at rates
       different than U.S. statutory rate        (161)    (86)    (289)
     Other (net)                                  (24)              (4)
                                                 ----------------------
                                                $  98   $  76   $  118
                                                 =====================

The components of deferred tax assets and liabilities at December 31, 1995 and 1994, were as follows (in thousands):

                                     1995                  1994
                               -----------------------------------------
                               Assets  Liabilities    Assets  Liabilities
                               ------------------------------------------
     Inventories                $   51                 $   53
     Depreciation                          $216                    $209
     Investment in related
       company                     105                    105
     Accrued expenses              226                    247
     Tax loss carryforwards      2,118                  2,160
     Tax credits                   136                    148
     Sundry                                 107                      41
                                 ---------------------------------------
                                 2,636      323         2,713       250
     Valuation allowance         2,470                  2,573
                                 ---------------------------------------
     Total                      $  166     $323        $  140      $250
                                ========================================

At December 31, 1995, the Company had approximately $6,000,000 of loss carryforwards available to offset future U.S. taxable income. Such carryforwards expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $136,000 expiring through 2000.

11.  Employee Stock Options

The 1983 Driver-Harris Employee Incentive Stock Option Plan provided for the grant of stock options at 100% of market value on date of grant which are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code. Under this plan, which expired during 1993, 82,500 shares of stock were reserved for issuance at December 31, 1995 and 1994. The following table summarizes the activity in the Plan:

                                         Number
                                       of Shares      Price Per Share
                                       ------------------------------
     Outstanding January 1, 1993        71,500          4.00 to 8.50
       Granted during 1993              11,000              5.775
                                       -------
     Outstanding December 31, 1993,
       1994 and 1995                    82,500          4.00 to 8.50
                                       =======

The outstanding options at December 31, 1995, which are all fully vested, expire between 1997 and 2002.

12.  Industry Segments and Geographic Areas

The Company and its subsidiaries operate in a single industry segment, the manufacture and sale of wrought non-ferrous metal products, principally insulated electrical wire and cable, and until the March 18, 1994 restructuring (see Note 3) electrical resistance wire, strip and ribbon.

Geographic Areas
                      United  Western           Elimin-    Consol-
                      States  Europe    Other   ations     idated
                      --------------------------------------------
                                      (In Thousands)
1995
Sales to outside
  customers                   $32,745  $2,598               $35,343
Other revenues        $ 1,145      55     176                 1,376
                       --------------------------------------------
Total revenues        $ 1,145 $32,800  $2,774               $36,719
                       ============================================
Operating profit      $ 1,100 $ 1,434  $   26               $ 2,560
Less:
  Income of related
    company                                                    (140)
  Corporate expenses                                            441
  Interest expense                                              829
                                                             ------
Income before income taxes                                  $ 1,430
                                                             ======
Identifiable assets  $   147  $14,620  $1,488               $16,255
                       ======================                ======

1994
Sales to outside
  customers           $23,196 $32,499  $3,852               $59,547
Transfers between
  geographic areas                504      10   $  (514)          -
Other revenues            755      97     159                 1,011
                       --------------------------------------------
Total revenues        $23,951 $33,100  $4,021   $  (514)    $60,558
                       ============================================
Operating profit      $   761 $   878  $   65               $ 1,704
Less:
  Loss of related
    company                                                   1,097
  Corporate expenses                                            652
  Interest expense                                              855
                                                             ------
Loss before income taxes                                    $  (900)
                                                             ======
Identifiable assets  $   320  $14,182  $1,391               $15,893
                       ======================                ======

1993
Sales to outside
  customers           $27,295 $48,869  $7,298               $83,462
Transfers between
  geographic areas              2,096      18   $(2,114)          -
Other revenues            136     193     206                   535
                       --------------------------------------------
Total revenues        $27,431 $51,158  $7,522   $(2,114)    $83,997
                       ============================================
Operating (loss)
  profit              $   332 $   535  $  337               $ 1,204
Less:
  Loss of related
    company                                                     359
  Corporate expenses                                          1,023
  Interest expense                                            1,696
                                                             ------
Loss before income taxes                                    $(1,874)
                                                             ======
Identifiable assets  $ 6,145  $28,736  $3,728               $38,609
                       ======================                ======

13.  Subsequent Event

In February 1996, Harrison Alloys Inc. ("Harrison"), a fifty percent owned company, sold its foreign operations to Kanthal AB, a Swedish company. Harrison used a portion of the proceeds of this sale to repay a bank loan ($2,529,000) which the Company guaranteed (see Note 8). Under the Company's method of accounting for this investment, had this repayment occurred January 1, 1995, income in the amount of the bank debt would have been recorded for 1995. As part of this transaction, Harrison also repaid a U.S. bank loan of the Company with an unpaid balance of $144,000 at December 31, 1995. This repayment was offset against amounts owed by Harrison to the Company.

                           Driver-Harris Company

         Schedule I - Condensed Financial Information of Registrant

                          Condensed Balance Sheets

                        Dollar Amounts in Thousands

                                                 December 31
                                              1995         1994
                                              ------------------
Assets
Current assets:
  Cash                                       $    48          95
  Accounts receivable from subsidiaries          708      $  627
                                               -----       -----
Total current assets                             756         722

Investments in subsidiaries                    5,357       4,554
Due from related company                         253         203
Other assets                                       7          22
                                              ------      ------
                                             $ 6,373     $ 5,501
                                              ======      ======

Liabilities and stockholders' equity
Current liabilities:
  Notes payable                              $     -      $   10
  Accounts payable                                21          52
  Accrued expenses                               261         295
                                                ----      ------
Total current liabilities                        282         357

Long-term debt                                   913         852
Postretirement benefit liabilities               205         417
Investment in related company                  1,561       1,701
Deferred credit-related company                  968       1,266
                                             -------       -----
Total liabilities                              3,929       4,593

Stockholders' equity
  Common stock                                 1,187       1,187
  Additional paid-in capital                   1,997       1,982
  Retained earnings (deficit)                  1,143        (189)
  Equity adjustment from translation          (1,883)     (2,072)
                                             -------       ------
                                               2,444         908

Commitments (Note 1)
                                              ------       -----
                                             $ 6,373      $5,501
                                              ======       =====

                           Driver-Harris Company

         Schedule I - Condensed Financial Information of Registrant

                     Condensed Statements of Operations

                        Dollar Amounts in Thousands

                                               Year Ended December 31
                                               1995     1994    1993
                                               ----------------------
Fees from subsidiaries                        $  220   $ 238   $  742
Fees from related company                        500     500
Other income                                     685     255      136
                                                ---------------------
                                               1,405     993      878

Selling, general and administrative expenses     745     646      719
Interest and financing expenses                   82      82      169
Equity in net (gain) loss of related
  company                                       (140)  1,097
                                               ----------------------
Income (loss) before equity in net income
  (loss) of subsidiaries and income taxes        718    (832)     (10)

Equity in net income (loss) of subsidiaries      614    (144)  (1,960)
                                               -----------------------
Income (loss) before income taxes              1,332    (976)  (1,970)

Income taxes                                                       22
                                               ----------------------
Net income (loss)                             $1,332  $ (976) $(1,992)
                                                =====================

                           Driver-Harris Company

          Schedule I-Condensed Financial Information of Registrant

                     Condensed Statements of Cash Flows

                                               Year Ended December 31
                                               1995    1994     1993
                                               ----------------------
Operating activities
Net income (loss)                             $1,332  $  (976) $(1,992)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Undistributed net income (loss) of
      subsidiaries                              (614)     144    1,960
    Settlement of pension liability                               (259)
    Reduction in retirement benefit
      liability                                 (212)
    Receivables from subsidiaries                (81)     446     (229)
    Accounts payable and accrued expenses        (65)    (421)     159
    Deferred credit                             (298)    (249)
    Equity in net (income) loss of related
      company                                   (140)   1,097
    Account with related company                 (50)    (194)      66
    Sundry                                        15       43      180
                                               -------------------------
Net cash (used in) operating activities         (113)    (110)    (115)

Investing activities
Investment in subsidiary                               (1,100)    (700)
Sundry                                            15      199      109
                                             --------------------------
Net cash provided by (used in) investing
    activities                                    15     (901)    (591)

Financing activities
Change in short-term debt                        (10)    (695)     705
Increase in long-term debt                        61
Loans from related company                              1,800
Change in non-current liability to subsidiary                      (30)
Sundry                                                      1       15
                                                ----------------------
Net cash provided by financing activities         51    1,106      690
                                              ------------------------
Net change in cash                               (47)      95      (16)
Cash at beginning of year                         95        -       16
                                              -------------------------
Cash at end of year                            $  48   $   95   $    -
                                              =========================
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                                     $   82  $   82    $  124
                                                =====   =====      ====

                           Driver-Harris Company

          Schedule I-Condensed Financial Information of Registrant

                   Note to Condensed Financial Statements


1.  Guarantees and Commitments

The Registrant has guaranteed borrowings of Harrison Alloys Inc. in the amount of $2,529,000 and an inactive U.S. subsidiary in the amount of $144,000. These amounts were repaid in February 1996 (see Note 13).

                   Driver-Harris Company and Subsidiaries

               Schedule II-Valuation and Qualifying Accounts

                        Dollar Amounts in Thousands

      Col.A                 Col.B       Col.C       Col.D      Col.E
------------------------------------------------------------------------
                                       Additions
                                       ---------
                                         (1)
                            Balance at Charged to               Balance
                           Beginning   Costs and  Deductions      at End
     Description            of Period    Expenses Describe(1)   of Period
-----------------------------------------------------------------------
Year ended December 31, 1995:
 Deducted from related asset:
   Allowances for doubtful
     trade accounts              $376    $(113)     $ 15       $278
                             =========================================

Year ended December 31, 1994:
 Deducted from related asset:
   Allowances for doubtful                          $406 (2)
     trade accounts              $533     $225       (24)(3)   $376
                             =========================================
Year ended December 31, 1993:
 Deducted from related asset:
   Allowances for doubtful
     trade accounts              $581     $182      $230       $533
                              ========================================

(1) - Accounts charged off during the year and adjustments due to currency fluctuations.
(2) - Reserves of companies divested in March 1994 restructuring (see
      Note 3).
(3) - Amount is net of currency gain of $34,000.