Form 10-Q
period 1996-03-31
DRIVER HARRIS CO
filed 1996-05-13
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549
                           Form 10-Q

(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 1996        or
                               ------------------------

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

    Common Stock, $0.83 1/3 par value -- 1,294,539 shares as of May 8, 1996.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
- -----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     March 31, 1996 and December 31, 1995 . . . . . . . . . .  3

     Condensed Consolidated Statements of
     Income - Three Months ended March 31,
     1996 and March 31, 1995. . . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Three Months ended March 31, 1996 and March 31, 1995. . . 5

     Notes to Financial Statements. . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . .6

PART II  OTHER INFORMATION
- ---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibits
         Exhibit 27 - Financial Data Schedule
     (b) Reports on Form 8-K
         None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .7
- ----------

               DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)

                                              March 31,  December 31,
                                                1996         1995
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $ 1,165       $    479
Accounts receivable - net                      8,401          7,816
Inventories:
     Materials                                   692            598
     Work in process                             287            204
     Finished products                         2,376          2,328
                                                ----         ------
                                               3,355          3,130
Prepaid expenses                                 303            386
                                               -----         ------
Total current assets                          13,224         11,811

Other assets                                      61             65
Property, plant & equipment - net              4,344          4,379
                                               -----         ------
                                             $17,629       $ 16,255
                                              ======         ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $ 1,108       $    704
     Current portion of long-term debt           379            522
     Accounts payable                          6,713          5,888
     Accrued expenses                          1,300          1,059
     Income taxes payable                        133            106
                                              ------         ------
Total current liabilities                      9,633          8,279

Long-term debt                                 2,378          2,419
Deferred income taxes                            154            157
Postretirement benefit liabilities               218            205
Investment in related company                                 1,561
Deferred credit - related company                               968
Sundry liabilities                       213          222

Stockholders' equity:
     Common stock                              1,187          1,187
     Additional paid-in capital                1,997          1,997
     Retained earnings                         2,199          1,143
     Equity adjustment from translation        (350)        (1,883)
                                              ------       -------
Stockholders' equity                           5,033          2,444
                                               -----        -------
                                             $17,629       $ 16,255
                                              ======         ======

See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Dollar amounts in thousands, except per share data)



                                          THREE MONTHS ENDED
                                               MARCH 31
                                             1996      1995
                                             ----      ----
Net sales                                  $10,151   $ 8,891
Other revenues                                 167       238
                                             -----    ------
Total Revenues                              10,318     9,129

Cost of sales                                8,673     8,013
                                             -----    ------
                                             1,645     1,116
Selling, general and
     administrative expenses                 1,278       962
                                             -----    ------
                                               367       154

Other charges (credits):
Interest                                       165       186
Foreign exchange loss                           11         8
Gain in connection with sale of
 foreign operations by related company        (895)     (157)
                                             -----     -----
Income before income taxes                   1,086       117

Income taxes                                    30        10
                                             -----     -----

NET INCOME                                 $ 1,056    $  107
                                             =====     =====


NET INCOME PER SHARE                       $  .81     $  .08
                                             ====       ====



Average common shares outstanding         1,303,789  1,295,088





See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                        THREE MONTHS ENDED
                                                             March 31
                                                          ----------------
                                                           1996       1995
                                                           ----       ----
 OPERATING ACTIVITIES
     Net income                                          $ 1,056   $    107
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization                      112        108
          Equity in related company                       (1,561)      (157)
          Deferred credit                                   (968)       (74)
          Elimination of equity adjustment from
          translation for foreign operations
            sold by related company                        1,634
          Due from related company                           251        (35)
          Receivables                                       (910)      (372)
          Inventories                                       (258)      (269)
          Accounts payable and accrued expenses            1,180      1,350
          Sundry                                              69        (51)
                                                          ------     ------
     CASH PROVIDED BY OPERATING ACTIVITIES                   605        607

INVESTING ACTIVITIES
         Capital expenditures                               (137)      (112)
         Sundry                                               (9)        41
                                                          ------      -----
     CASH USED IN INVESTING ACTIVITIES                      (146)       (71)

FINANCING ACTIVITIES
          Change in short-term debt                          388       (459)
          Issuance of long-term debt                          93        106
          Reduction of long-term debt                       (240)      (161)
                                                           -----      -----
     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         241       (514)

Effect of exchange rate changes on cash                      (14)        18
                                                           -----      -----
Net change in cash                                           686         40
Cash at beginning of year                                    479        461
                                                           -----      -----

     CASH AT END OF PERIOD                               $ 1,165     $  501
                                                           =====      =====


See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
     These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. These financial statements include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim period.


2 - Investments in Related Company and other subsidiaries
     Harrison Alloys Inc. ("Harrison"), a fifty percent owned company, is recorded on the equity method of accounting. The recognition of past losses reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,561,000 at December 31, 1995. This amount, combined with a deferred credit of $968,000 which originated from a restructuring in 1994, equaled the balance of a bank loan of Harrison ($2,529,000) which the Company guaranteed. In February 1996, Harrison sold its foreign operations and repaid the bank loan. Accordingly, Driver-Harris Company recorded income from its negative investment in Harrison of $1,561,000 and amortization of the deferred credit of $968,000, less the accumulated translation adjustment related to the foreign operations sold by Harrison carried on the balance sheet of $1,634,000 (included in other credits).

     The Company owns Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, located in Ireland and the U.K., and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
     As a result of the sale by Harrison Alloys Inc. ("Harrison"), a fifty percent owned company, of its foreign subsidiaries in February, the Company was able to repay domestic bank debt and collect certain receivables from Harrison. Also as a result of the sale, the Company may be required to make certain payments or guarantee the debt of a subsidiary during 1996. The Company was also relieved of a significant guarantee obligation when Harrison's bank debt was repaid. The Company continues, however, to be dependent upon Harrison for its U.S. cash flow.

Results of Operations
     Net sales to customers increased by 14.2% during the first quarter of 1996 compared to the same period in 1995. This was principally due to an increase in higher sales prices, primarily in cable products. The gross profit percentage improved to 14.6% in 1996 compared to 9.9% in 1995. The gross profit percentage had decreased in 1995 because of the higher cost of raw materials principally copper and PVC. Selling prices were subsequently increased as a result of these higher raw material costs, and gross profit percentage for the year 1995 was 14.4%. Selling, general and administrative expenses increased to 12.7% of net sales in 1996 from 10.8% in 1995. Interest expense decreased due to lower average borrowings in 1996 compared to the first quarter of 1995.

     The first quarter of 1996 includes $895,000 equity in related company, consisting of $1,561,000 elimination of negative equity in Harrison plus related $968,000 amortization of deferred credit, less the balance of the accumulated translation adjustment of $1,634,000 (relating to the Harrison overseas subsidiaries transferred in 1994) recorded as income when Harrison paid off the bank loan which the Company had guaranteed, upon Harrison's sale of its overseas operations in February 1996.

     The disproportionate income tax provision in both 1996 and 1995 is primarily because the equity in related company (Harrison) is not taxable income to the Company and because of the benefits of operating loss carryovers available in the United States. The utilization of tax loss carryforwards provided tax benefits of $25,000 and $23,000 in the 1996 and 1995 periods, respectively.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DRIVER-HARRIS COMPANY




Date: May 13, 1996                    By Thomas J. Carey
    -----------------------             ---------------------------
                                         Chief Financial Officer