Form 10-Q
period 1996-06-30
DRIVER HARRIS CO
filed 1996-08-05
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                     Form 10-Q
(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
For the quarterly period ended    June 30, 1996        or
                               ------------------------
 _____
/____/ Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

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

  Common Stock, $0.83 1/3 par value -- 1,337,171 shares as of June 30, 1996.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
- -----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     June 30, 1996 and December 31, 1995 . . . . . . . . . . . 3

     Condensed Consolidated Statements of
     Income - Six Months ended June 30,
     1996 and June 30, 1995. . . . . . . . . . . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows -
     Six Months ended June 30, 1996 and June 30, 1995 . . . . .5

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 8
- ----------

                         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                (Amounts in thousands)

                                              June 30,   December 31,
                                                1996         1995
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $    891      $    479
Accounts receivable - net                       9,419         7,816
Inventories:
     Materials                                    716           598
     Work in process                              245           204
     Finished products                          3,065         2,328
                                                -----        ------
                                                4,026         3,130
Prepaid expenses                                  517           386
                                               ------        ------
Total current assets                           14,853        11,811

Other assets                                       58            65
Property, plant & equipment - net               4,631         4,379
                                               ------        ------
                                             $ 19,542      $ 16,255
                                               ======        ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                    $ 2,113      $    704
     Current portion of long-term debt            377           522
     Accounts payable                           6,469         5,888
     Accrued expenses                           1,433         1,059
     Income taxes payable                         131           106
                                              -------        ------
Total current liabilities                      10,523         8,279

Long-term debt                                  2,646         2,419
Deferred income taxes                             157           157
Postretirement benefit liabilities                232           205
Investment in related company                       -         1,561
Sundry liabilities                                204           222
Deferred credit - related company                   -           968

Stockholders' equity:
     Common stock                               1,187         1,187
     Additional paid-in capital                 2,234         1,997
     Retained earnings                          2,600         1,143
     Equity adjustment from translation          (241)       (1,883)
                                               ------       -------
     Stockholders' equity                       5,780         2,444
                                               ------       -------
                                             $ 19,542      $ 16,255
                                               ======        ======

See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Dollar amounts in thousands, except per share data)


                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                June 30                June 30
                           ------------------     ----------------
                             1996     1995          1996    1995
                             ----     ----          ----    ----
Net sales-customers        $ 9,966  $ 8,340       $20,117 $17,231
Other income - net             183      291           350     529
                            ------    -----         -----  ------
Total Revenues              10,149    8,631        20,467  17,760

Cost of sales-customers      8,180    7,076        16,853  15,089
                             -----    -----         -----  ------
                             1,969    1,555         3,614   2,671
Selling, general and
     administrative exps.    1,308    1,247         2,586   2,209
                            ------    -----         -----  ------
                               661      308         1,028     462

Other charges (credits):
Interest expense               202      216           367     402
Foreign exchange loss(gain)     (3)     (27)            8     (19)
Equity in related company        -      (64)            -    (221)
Gain in connection with sale
     of foreign operations
     by related company          -         -         (895)      -
                             -----     -----        -----   -----
Income before income taxes     462      183         1,548     300

Income taxes                    61       11            91      21
                             -----     ----         -----   -----
NET INCOME                  $  401    $ 172        $1,457   $ 279
                             =====     ====          ====   =====

NET INCOME PER SHARE        $ .30   $  .13         $ 1.11    $ .21
                              ====     ====          ====     ====



Average common shares outstanding               1,314,346  1,295,177

See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Amounts in thousands)

                                                     SIX MONTHS ENDED
                                                          June 30
                                                     ----------------
                                                     1996    1995
                                                     ----    ----
OPERATING ACTIVITIES
     Net income                                    $1,457    $ 279
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization               247      217
          Equity in related company                (1,561)    (221)
          Deferred credit                            (968)    (149)
          Elimination of equity adjustment from
            translation for foreign operations
            sold by related company                 1,634        -

          Due from related companies                  213       15
          Receivables                              (1,820)      53
          Inventories                                (881)    (469)
          Accounts payable and accrued expenses       941      811
          Sundry                                      (47)      14
                                                   ------    ------
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (785)     550

     INVESTING ACTIVITIES
         Capital expenditures                        (522)    (194)
         Sundry                                        42       93
                                                     ----     ----
     CASH USED IN INVESTING ACTIVITIES               (480)    (101)

FINANCING ACTIVITIES
          Change in short-term debt                 1,366     (185)
          Issuance of long-term debt                  347      140
          Reduction of long-term debt                (273)    (314)
          Issuance of Capital Stock                   237        -
                                                   ------    -----
     CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES  1,677     (359)

Effect of exchange rate changes on cash                 -       24
                                                   ------    -----
Net change in cash                                    412      114
Cash at beginning of year                             479      461
                                                   ------    -----
     CASH AT END OF PERIOD                         $  891    $ 575
                                                    =====     ====

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

2- Investment in Related Company
     Harrison Alloys Inc.("Harrison"), a fifty percent owned company, is recorded on the equity method of accounting. The recognition of past losses reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,561,000 at December 31, 1995. This amount, combined with a deferred credit of $968,000 which originated from the restructuring in 1994, equaled the balance of a bank loan of Harrison at December 31, 1995 ($2,529,000) which the Company guaranteed. In February 1996, Harrison sold its foreign operations and repaid the bank loan. Accordingly, Driver-Harris Company recorded income from its negative investment in Harrison of $1,561,000 and amortization of the deferred credit of $968,000, less the accumulated translation adjustment related to the foreign operations sold by Harrison carried on the balance sheet of $1,634,000 (included in "Other Credits" in the Statement of Income).

     The Company, owns Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, located in Ireland and the U.K., and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
     As a result of the sale by Harrison Alloys Inc. ("Harrison), a fifty percent owned company, of its foreign subsidiaries in February, the Company repaid domestic bank debt and collected certain receivables from Harrison. Also as a result of the sale, the Company may be required to make certain payments or guarantee the debt of a subsidiary during 1996. The Company was also relieved of a significant guarantee obligation when Harrison's bank debt was repaid. The Company will continue, however, to be dependent upon Harrison for its U.S. cash flow in the foreseeable future. Since Harrison has experienced losses in recent years, its cash flow is uncertain.

Results of Operations
     Net sales to customers increased by 16.7% during the first six months of 1996 compared to the same period in 1995. This was principally due to an increase in units shipped, primarily cable products, partially offset by lower exchange rates. The gross profit percentage improved to 16.2% in 1996 compared to 12.4% in 1995. The gross profit percentage had decreased in early 1995 because of the higher cost of raw materials principally copper and PVC. Selling prices were subsequently increased as a result of these higher raw material costs, and gross profit percentage for the year 1995 was 14.4%. Selling, general and administrative expenses remained constant at 12.8% of net sales in 1996 and 1995. Interest expense decreased slightly due to lower average borrowings in 1996 compared to 1995.

     1996 includes an $895,000 gain in connection with the sale of Harrison's foreign operations. This gain consists of a $1,561,000 elimination of negative equity in Harrison plus a related $968,000 amortization of a deferred credit, less the balance of the accumulated translation adjustment of $1,634,000 (relating to the Harrison overseas subsidiaries transferred in 1994). This gain was recorded as income when Harrison paid off the bank loan which the Company had guaranteed, upon Harrison's sale of its overseas operations in February 1996.

     The disproportionate income tax provision in both 1996 and 1995 is primarily because the gain in connection with the sale of foreign operations by a related company (Harrison) is not taxable income to the Company and because of the benefits of operating loss carryovers available in the United States. The utilization of tax loss carryforwards provided tax benefits of $16,000 and $42,000 in the 1996 and 1995 periods, respectively.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DRIVER-HARRIS COMPANY


Date:  August 5, 1996                By     Thomas J. Carey
    -----------------------             ---------------------------
                                             Thomas J. Carey
                                        Vice President Finance and
                                        Chief Financial Officer