Form 10-Q
period 1996-09-30
DRIVER HARRIS CO
filed 1996-11-13
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                     Form 10-Q
(Mark One)
 _____
/_X__/  Quarterly report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
For the quarterly period ended    September 30, 1996        or
                               ------------------------
 _____
/____/  Transition report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
For the transition period from ____________ to ____________

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

Common Stock, $0.83 1/3 par value -- 1,337,171 shares as of October 31, 1996.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     September 30, 1996 and December 31, 1995. . . . . . . . . 3

     Condensed Consolidated Statements of
     Income - Three and Nine Months ended
     September 30, 1996 and September 30, 1995 . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows -
     Nine Months ended September 30, 1996 and
     September 30, 1995 . . . . . . . . . . . . . . . . . . . .5

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 7
----------

                         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                (Amounts in thousands)


                                       September 30, December 31,
                                             1996         1995
                                          --------   ------------
ASSETS                                  (Unaudited)
Current assets:
Cash                                      $    364      $  479
Accounts receivable - net                    8,123       7,816
Inventories:
     Materials                                 791         598
     Work in process                           262         204
     Finished products                       2,547       2,328
                                             -----       -----
                                             3,600       3,130
Prepaid expenses                               310         386
                                            ------       -----
Total current assets                        12,397      11,811

Other assets                                    54          65
Property, plant & equipment - net            4,943       4,379
                                            ------      ------
                                           $17,394     $16,255
                                            ======      ======

LIABILITIES
Current Liabilities:
     Short-term borrowings                 $   626     $   704
     Current portion of long-term debt         356         522
     Accounts payable                        5,915       5,888
     Accrued expenses                        1,283       1,059
     Income taxes payable                      153         106
                                            ------     -------
Total current liabilities                    8,333       8,279

Long-term debt                               2,388       2,419
Deferred income taxes                          157         157
Postretirement benefit liabilities             246         205
Investment in related company                    -       1,561
Sundry liabilities                             195         222
Deferred credit-related company                  -         968

Stockholders' equity:
     Common stock                            1,187       1,187
     Additional paid-in capital              2,234       1,997
     Retained earnings                       2,891       1,143
     Equity adjustment from translation       (237)     (1,883)
                                           -------      ------
Stockholders' equity                         6,075       2,444
                                           -------      ------
                                           $17,394     $16,255
                                            ======      ======

See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Dollar amounts in thousands, except per share data)



                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                  September 30         September 30
                               ------------------   -----------------
                                  1996     1995       1996      1995
                                  ----     ----       ----      ----
Net sales-customers             $9,328  $ 8,081      $29,445   $25,312
Other income - net                 166      210          525       739
                                ------    -----       ------    ------
Total Revenues                   9,494    8,291       29,970    26,051

Cost of sales-customers          7,862    6,881       24,715    21,930
                                 -----    -----       ------    ------
                                 1,632    1,410        5,255     4,121
Selling, general and
     administrative exps.        1,109      952        3,704     3,201
                                ------    -----       ------    ------
                                   523      458        1,551       920

Other charges (credits):
Interest expense                   188      190          555       592
Foreign exchange loss (gain)        22        7           30       (12)
Equity in related company            -        8            -      (213)
Gain in connection with sale
     of foreign operations by
     related company                 -        -         (895)        -
                                 -----     ----       ------     -----
Income before income taxes         313      253        1,861       553

Income taxes                        22       11          113        32
                                 -----     ----       ------    ------
NET INCOME                      $  291   $  242      $ 1,748   $   521
                                 =====     ====       ======    ======

NET INCOME
  PER SHARE                      $ .22   $  .19       $ 1.33     $ .40
                                  ====     ====        =====      ====



Average common shares outstanding                  1,314,462   1,295,849

See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                NINE MONTHS ENDED
                                                  September 30
                                                 ----------------
                                                     1996   1995
                                                     ----    ----
OPERATING ACTIVITIES
     Net income/(loss)                             $1,748  $   521
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization               370      332
          Equity in related company                (1,561)    (213)
          Deferred credit                            (968)    (223)
          Elimination of equity adjustment from
          translation for foreign operations
          sold by related company                   1,634        -
         Due from related company                     250      203
          Receivables                                (455)      20
          Inventories                                (439)    (618)
          Accounts payable and accrued expenses       119      608
          Sundry                                      144     (212)
                                                   ------   ------
     CASH PROVIDED BY OPERATING ACTIVITIES            842      418

INVESTING ACTIVITIES
     Capital expenditures                            (878)    (314)
     Sundry                                           (13)      96
                                                     ----     ----
     CASH USED IN INVESTING ACTIVITIES               (891)    (218)

FINANCING ACTIVITIES
     Change in short-term debt                       (116)    (368)
     Issuance of long-term debt                       307      162
     Reduction of long-term debt                     (487)    (431)
     Issuance of Capital Stock                        237       11
                                                    ------   ------
     CASH USED IN FINANCING ACTIVITIES                (59)    (626)

Effect of exchange rate changes on cash                (7)      15
                                                    -----    -----
Net change in cash                                   (115)    (411)
Cash at beginning of year                             479      461
                                                    -----    -----
     CASH AT END OF PERIOD                        $   364   $   50
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

2 - Investment in Related Companies
      Harrison Alloys Inc.("Harrison"), a fifty percent owned company, is recorded on the equity method of accounting. The recognition of past losses reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,561,000 at December 31, 1995. This amount, combined with a deferred credit of $968,000 which originated from the restructuring in 1994, equaled the balance of a bank loan of Harrison at December 31, 1995 ($2,529,000) which the Company has guaranteed. Accordingly, Driver-Harris Company recorded income from its negative investment in Harrison of $1,561,000 and amortization of the deferred credit of $968,000, less the accumulated translation adjustment related to the foreign operations sold by Harrison carried on the balance sheet of $1,634,000 (included in "Other Credits" in the Statement of Income).

     The Company also owns Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, located in Ireland and the U.K., and Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIION AND RESULTS OF OEPRATIONS

Financial Condition
     As a result of the sale by Harrison Alloys Inc. ("Harrison"), a fifty percent owned company, of its foreign subsidiaries in February 1996, the Company repaid domestic bank debt and collected certain receivables from Harrison. Also as a result of the sale, the Company may be required to make certain payments or guarantee the debt of a subsidiary during 1996. The Company was also relieved of a significant guarantee obligation when Harrison's bank debt was repaid. The Company will continue, however, to be dependent upon Harrison for its U.S. cash flow in the foreseeable future. Since Harrison has experienced losses in recent years, its cash flow is uncertain.

Results of Operations
     Net sales to customers increased by 16.3% during the first nine months of 1996 compared to the same period in 1995. This was principally due to an increase in units shipped, primarily cable products, partially offset by lower exchange rates. The gross profit percentage improved to 16.1% in 1996 compared to 13.4% in 1995. The gross profit percentage had decreased in early 1995 because of the higher cost of raw materials principally copper and PVC. Selling prices were subsequently increased as a result of these higher raw material costs, and overall gross profit percentage for the year 1995 was 14.4%. Selling, general and administrative expenses remained constant at 12.6% of net sales in 1996 and 1995. Interest expense decreased slightly due to lower average borrowings in 1996 compared to 1995.

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

     The disproportionate income tax provision in both 1996 and 1995 is primarily because the gain in connection with the sale of foreign operations by a related company (Harrison) is not taxable income to the Company and because of the benefits of operating loss carryovers available in the United States. The utilization of tax loss carryforwards provided tax benefits of $39,000 and $85,000 in the 1996 and 1995 periods, respectively.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRIVER-HARRIS COMPANY


Date: November 13, 1996               By     Thomas J. Carey
    -----------------------             ---------------------------
                                            Thomas J. Carey
                                        Vice President Finance and
                                        Chief Financial Officer