Form 10-K405
period 1996-12-31
DRIVER HARRIS CO
filed 1997-03-27
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, DC   20549

	FORM 10-K

(Mark One)
|_X_| Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the fiscal year ended December 31, 1996
 __
|__| Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934
      For the transition period from __________ to __________

Commission file number 1-1212

	DRIVER-HARRIS COMPANY
-----------------------------------------------------------------------------
	(Exact name of registrant as specified in its charter)

       New Jersey                                       22-0870220
-------------------------------------   -------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

308 Middlesex Street, Harrison, NJ                          07029
---------------------------------      --------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            (201)483-4802
                                                         -------------------
Securities registered pursuant to Section 12(b) of the Act:
                Name of each exchange
Title of each class:                                 on which registered:
--------------------                                ---------------------
Common stock - par
 value  $0.83 1/3                                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:          NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates and the total number of common shares outstanding as of March 19, 1997:
Market Value - $13,047,167      Common Stock - 1,338,171 shares

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the annual proxy statement anticipated to be filed on or about May 2, 1997 are incorporated into Part III.

	PART I
Item 1.  	Business
(a)	General Development of Business

The Company, directly and through its subsidiaries and affiliate, is engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable.

In March 1994, the Company restructured its operations (the "Restructure") because of its liquidity problems and to strengthen its competitive position in the industry. Pursuant to the Restructure, the Company combined its overseas resistance wire operations with Harrison Alloys Inc. (Harrison) by (i) forming a holding company, HAI Holding Company Inc. (Holding), owned fifty percent by the Company and fifty percent by a corporation organized by the former common shareholders of Harrison; (ii) contributing the Company's overseas resistance wire manufacturing subsidiaries (subject to liens under existing bank loans) and its approximately 24% shareholding in Harrison to Holding; and (iii) causing Harrison to assume significant obligations of the Company as explained below. In conjunction with the Restructure, Harrison became a wholly owned subsidiary of Holding, which in turn transferred the Driver -Harris subsidiaries to Harrison. As a result of the Restructure, Harrison conducts all of its operations in Harrison and Somerset, NJ and Spartanburg, SC (see below for discussion of foreign alloy companies). As part of this transaction, Harrison assumed certain obligations of the Company and its then U.S. operating subsidiary, Driver-Harris Alloys Inc. (Alloys) including all potential environmental obligations with respect to Alloys' U.S. manufacturing facilities, and the Company's commitment to share with Harrison the cost of health care and life insurance benefits for certain retirees. As additional consideration to Driver-Harris, Harrison was required to make aggregate cash payments of $300,000; it is also required to pay license fees and commissions totaling $500,000 per year through 2003.

In September 1994, Alloys transferred substantially all of its assets to Harrison in exchange for the assumption by Harrison of an equivalent amount of liabilities (all assets and liabilities were taken into account at net book value). This transaction was the result of the exercise by Harrison of an option granted in 1987. The transferred assets consisted principally of inventory and equipment located at the Harrison and Somerset, NJ and Spartanburg, SC plants of Alloys as well as the land and factory building in Somerset, NJ. These assets constituted the U.S. portion of the Company's electrical resistance wire manufacturing business; the foreign portion had been transferred to Harrison in the aforementioned restructuring.

After the transactions described above, the Company, in addition to its 50% ownership of Harrison, continues to own Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, located in Ireland and the U.K., and 50% of Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia.

In February 1996, Harrison sold its foreign operations to Kanthal
AB, a Swedish company, and used a portion of the proceeds to repay a bank loan ($2,529,000) which the Company had guaranteed.

(b)	Financial Information About Industry Segments

For the three years ended December 31, 1996, the Registrant operated in a single industry segment, metal products.

(c)	Narrative Description of Business

(i)   After giving effect to the 1994 transactions described in
item 1(a), the principal products manufactured by the Registrant and its subsidiaries are insulated electrical wire and cable. These products are sold principally to the construction, appliance, and electrical equipment industries by the Company's sales staff and through agents. The Registrant also owns 50% of Harrison, which manufactures electrical resistance wire products.

 The following represents a breakdown of the Registrant's total net sales for the last three fiscal years (in thousands):

                                       Electrical
                                   Resistance Wire(a)
              Insulated          ------------------------
             Electrical                          Foreign
            Wire & Cable          Alloys      Subsidiaries         Other
            ------------          ------      ------------         -----
1994        $25,413              $23,196         $8,250           $2,688
1995         32,745                  -              -              2,598
1996         37,376                  -              -              3,321

   (a)  These companies were divested in 1994 - see 1(a).

(ii) No significant new products were introduced during the past fiscal year.

(iii) The principal sources of raw material for insulated electrical wire and cable products - copper wire conductor and PVC insulating materials - are refining and chemical companies, respectively. During the past fiscal year, availability of raw materials was satisfactory, although copper prices rose in the first half of the year, dropped sharply in June then fluctuated during the remainder of the year.

(iv) The Company owns certain trademarks which are maintained internationally. As part of the 1994 restructuring described in item 1(a), the Company granted Harrison an exclusive license to use certain trademarks in consideration for specified license fees.

      Except as mentioned above, there are no patents, licenses, franchises or concessions held that are material to the business of the Registrant or its subsidiaries.

(v)   The business of the Registrant is not of a seasonal nature.
Item 1.  Business (Continued)

(vi) Following industry practice, the Registrant and its subsidiaries grant payment terms to their customers ranging from 60 days to 150 days depending on the countries where the companies do business. Inventory turn of insulated electrical wire and cable products is relatively rapid because of the Company's ability to respond quickly to customers' orders.

(vii) The Registrant and its subsidiaries have one customer which represents 9.4% of consolidated receivables and 12.1% of consolidated revenues for 1996.

(viii) The following amounts represent the backlog of orders believed to be firm as of the end of each year; all were expected to be filled within the following year:

           Irish Driver-Harris Co. Ltd.,
        and Quality Heat Treatment Pty. Ltd.
       -----------------------------------
     December 31, 1995          $ 922,000
     December 31, 1996            943,000

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

(xii) Pursuant to the agreement with Harrison described in item
1(a), Harrison has assumed all environmental obligations with respect to the Company's former U.S. plant facilities.

(xiii) The number of persons employed by the Registrant and its subsidiaries at the end of the last fiscal year was 157.

(d)	Financial Information about Foreign and Domestic Operations
and Export Sales

(1) Information regarding foreign and domestic operations is provided in Notes 4 and 10 to the consolidated financial statements.

(2) The Registrant depends heavily on foreign operations for the generation of earnings. The insulated wire and cable operations are located in Ireland and the U.K. These countries are considered to have relatively stable governments and minimum political risk; nonetheless there is exposure to fluctuations in currency exchange rates and normal business risk.

(e)  Executive Officers of the Registrant

         Name					                      Age Position
         Frank L. Driver IV             36		President, Chief
							                                     Executive Officer
        Lavinia Z. Emery		              52		Secretary and Assistant
                                            Treasurer
        Thomas J. Carey                60   Chief Financial Officer

 		Officers are elected annually by the Board of Directors for one-year terms expiring in June.

Mr. Frank L. Driver IV joined the Company in 1989 as
Assistant Controller; in 1991 he was elected Vice President-Marketing and in 1993 he also became Vice President-Finance. In September 1994, he was elected President. Prior to joining the Company, he was a senior financial analyst with General Motors Corp. Mr. Driver is the nephew of Mr. David A. Driver, Chairman of the Company.

Mrs. Lavinia Z. Emery joined the Company in 1982 in an administrative capacity. In 1985 she was elected Assistant Secretary and Assistant Treasurer. In 1988 she was elected Secretary and Assistant Treasurer.

Mr. Thomas J. Carey was hired by the Company as a Consultant and Chief Financial Officer in 1995. In 1992 through 1994, he was Chief Financial Officer of the Home News Company, New Brunswick, NJ and prior to that a partner of Deloitte & Touche.

Item 2.	Properties

After the 1994 divestitures described in item 1(a), the principal properties of the Registrant and its subsidiaries are a wire insulating plant and distribution center in Ireland. The plant was constructed in 1990 and is deemed adequate for the enterprise. It is owned by the Irish subsidiary and is subject to liens by a lender.

Item 3.   Legal Proceedings

None of material nature.

Item 4.	Submission of Matters to a Vote of Security Holders.

None in the fourth quarter of 1996.


	PART II

Item 5.	Market for the Registrant's Common Equity and Related
Stockholder Matters

(a)	The Company's common stock is traded on the American Stock
Exchange.  The high and low sales prices for the stock were as follows:

                           1996                   1995
       Quarter          High    Low           High      Low
           First		     6 1/2   5 1/2         5 5/8	    5
           Second	     8 7/8   6 1/2         5 3/8	    4 7/8
           Third		     8 1/4   5 1/2         5 5/8	    4 3/4
           Fourth      8 7/8   7 1/8         6 1/2     5 1/4

(b)	The approximate number of common shareholders as of March 7,
1997 was 350. This figure represents the sum of the number of shareholders of record, plus an estimate of the number of individual shareholders whose shares are held collectively by stockbrokers.

(c)	The Company has not paid cash dividends during 1995 and
1996.  The note payable to the Pension Benefit Guaranty Corporation
(PBGC) prohibits the payment of cash dividends without permission of the PBGC (reference is made to Note 6 to the consolidated financial statements).

Item 6.	Selected Financial Data

                           Y e a r   E n d e d   D e c e m b e r   3 1
                                     Pro Forma
                                   (Unaudited)
                    1996      1995     1994     1994    1993    1992
 			                  (Amounts in thousands, except per share data)
Net Sales and other
  revenues          $41,724  $36,719  $29,060  $60,558  $83,997 $87,702

Net Income (Loss)     2,452    1,332     (490)    (976)  (1,992) (4,490)

Total assets	        21,178   16,255        -   15,893   38,609  42,676

Long-term debt        2,023    1,907        -    2,734    4,098   3,664

Per Common Share:
 Net Income (Loss)   $1.85 	$1.03    $(.38)   $(.75)  $(1.54)  $(3.50)
               			    ====     ====      ===      ===     ====     ====
Weighted average shares
 outstanding         1,324     1,297    1,294    1,294    1,294   1,284
			                  =====     =====    =====    =====    =====   =====


	In 1996, the Company's fifty percent owned company, Harrison, sold its foreign operations to Kanthal AB a Swedish company. (See Note 1 of the financial statements.) This transaction increased net income by $895,000 ($.68 per share).

In 1994, the Company restructured its foreign electrical resistance wire operations and divested its U.S. operating company. See the accompanying financial statements (and pro forma amounts above) which give effect to the restructure on March 18, 1994 and Alloys divestiture as if both transactions occurred on January 1, 1994.

In 1993, the Company adopted SFAS 106 "Employers' Accounting for
Postretirement Benefits Other Than Pensions". This change increased the 1993 net loss by $180,000 ($.14 per share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Financial Condition:

The Company, directly and through its subsidiaries and affiliate, is engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable.

     In March 1994, the Company restructured its operations by combining its overseas resistance wire operations with Harrison Alloys Inc. (Harrison). The latter is referred to herein as "related company". Effective September 1994, the Company transferred substantially all the assets of its U.S. operating subsidiary, Driver-Harris Alloys (Alloys), to Harrison in exchange for the assumption by Harrison of an equivalent amount of liabilities. Harrison is required to pay to the Company license fees and commissions totalling $500,000 per year from 1994 to 2003, which is recorded in other income.

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

The Company, in addition to its 50% ownership of Harrison, owns
Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, located in Ireland and the U.K., and 50% of Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	The Company has a note payable to the Pension Benefit Guarantee Corporation ("PBGC") which is due September 2000. The PBGC has the right to convert the entire unpaid principal and accrued interest into common stock of the Company. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC. See further discussion in Note 6 to the consolidated financial statements.

In connection with the sale by Harrison of its foreign subsidiaries in February 1996, and repayment by Harrison of bank debt, guaranteed by the Company, with a portion of the proceeds, the Company
(i) collected certain receivables from Harrison, (ii) repaid domestic bank debt and, (iii) was relieved of the Harrison debt guarantee obligation. The Company expects to continue to be dependent upon the license agreement with Harrison for its U.S. operating cashflow. Since Harrison has experienced losses in recent years, its cash flow is uncertain, however, the Company believes it has adequate cash and other options available in the event the amounts due under the license agreement become uncollectible.

In November 1996, the Company purchased the assets of a distribution company in the U.K. for $1,342,000. The Company believes the pro forma effects are immaterial to the statement of operations. See
Note 1 to the consolidated financial statements.

Capital expenditures during the year totaled $1,576,000, including approximately $1,296,000 in additions to property, plant and equipment for the Company's Irish subsidiary. Cash flow from short-term debt was sufficient to fund the capital expenditures at the Company's Irish subsidiary. At December 31, 1996, the Company's subsidiaries had approximately $5,320,000 of available bank lines of credit. Additionally, the Company had $402,000 in cash and cash equivalents on hand at December 31, 1996.

The ratio of current assets to current liabilities was 1.47 at the end of 1996, compared with 1.43 at the end of 1995. Current assets continue to increase, reflected principally by the inventory acquired from the purchase of assets from the distribution company in the U.K. and increased accounts receivable from improved sales.

  The Company believes it has adequate cash flow to meet its ongoing obligations which include debt repayments and capital commitments of its subsidiaries.

Results of Operations

Year ended December 31, 1996 compared to year ended December 31, 1995

Net sales to customers increased by 15.1% for the year and 12.2%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

for the fourth quarter compared to 1995. This was primarily due to an increase in units shipped for the year. The gross profit percentage improved to 16.9% for 1996 compared to 14.4% in 1995. The gross profit percentage had decreased in early 1995 because of the higher cost of raw materials, principally copper and PVC. Selling prices were subsequently increased as a result of these higher raw material costs, and the gross profit percentage for the last quarter of 1995 was 17%. Selling, general and administrative expenses rose as a percentage of net sales to 13.1% in 1996 compared to 12.3% in 1995 due primarily to start-up expenses at the new distribution company (see above). Interest expense decreased slightly due to lower average borrowings in 1996 compared to 1995.

1996 includes an $895,000 gain in connection with the sale of Harrison's foreign operations. This gain consists of the elimination of a $1,561,000 negative investment in Harrison and a related $968,000 deferred credit, (these amounts equaled the balance of the bank debt of Harrison guaranteed by the Company) less the balance of the accumulated translation adjustment of $1,634,000 (relating to the Harrison overseas subsidiaries transferred in 1994). The income was recognized in the first quarter of 1996 when Harrison paid off the bank loan which the Company had guaranteed with the proceeds of the sale of its overseas operations in February, 1996. The Company will not recognize any income from its investment in Harrison until Harrison's income exceeds Harrison's losses not recognized by the Company as the Company previously had recorded losses from their investment in Harrison to the extent of the Harrison bank debt guarantee which as noted above is no longer in effect.

The provision for income taxes for 1996 was $225,000, or 8.4% of pretax income. The provision for income taxes for 1995 was $98,000 or 6.9% of pretax income. The difference between the effective tax rate and statutory rate is primarily due to taxes of foreign subsidiaries at rates different than the U.S. statutory rates and the benefit of net operating carryforwards available to offset future U.S. taxable income. The utilization of tax loss carryforwards provided tax benefits of $42,000 in the 1995 period. The Company has tax loss carryforwards of approximately $6,400,000 available to offset future U.S. taxable income. Such carryforwards expire in various years between 1999 and 2010. A valuation allowance of $2,440,000 and $2,470,000 has been provided at December 31, 1996 and 1995 respectively. These valuation allowances were established since it is not certain that the deferred tax assets, primarily the net operating loss carryforwards, will be realized. See further discussion in Notes 1 and 8 to the consolidated financial statements.

Year ended December 31, 1995 compared to year ended December 31, 1994
(Pro forma)

	The accompanying consolidated statements of operations for 1994,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

include the operations of subsidiaries which were divested during the year, to the approximate dates of their disposal. These are March 31, 1994 for the overseas resistance wire manufacturing companies and September 30, 1994 for Alloys. The pro-forma consolidated data for 1994 gives effect to the aforementioned restructuring and the divestiture of the assets of Alloys, as if both transactions had occurred on January 1, 1994. The following comparisons relate to the year ended December 31, 1995 and pro-forma consolidated data for 1994.

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

	In 1994, the Company recorded a charge of $1,097,000 representing its equity in the net loss of Harrison. In 1995, the Company recorded income of $140,000 from its equity in this investment. The recognition of past losses has reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability), which combined with a deferred credit resulting from the March 1994 restructuring equaled the balance of a bank loan of Harrison which the Company has guaranteed. Losses from the Company's investment in Harrison are recognized only to the extent of the bank loan guaranty. Subsequent to December 31, 1995 this bank loan was paid in full in connection with the sale of Harrison's overseas operations and accordingly a gain was recognized in 1996.

	During 1995, Harrison made aggregate principal payments of $438,000 under the bank loan. Accordingly, Driver-Harris recorded income from its equity in Harrison of $140,000 and amortization of the deferred credit of $298,000 (which is included in other income).

	The low income tax provision in 1995 is primarily because the proceeds of officer's life insurance included in other revenues is not taxable income to the Company and due to the benefits of operating loss carryovers used in the United States. The tax valuation allowance decreased by $103,000 from December 31, 1994 to December 31, 1995 which is primarily due to the use of net operating loss carryforwards. In 1995 and 1994, no tax benefits were available for foreign subsidiaries experiencing losses. The utilization of tax loss carryforwards provided tax benefits of $42,000 and $14,000 in the 1995 and 1994 periods,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

respectively.

The foregoing discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements.

Item 8.	Financial Statements and Supplementary Data

This information is submitted in a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure

None


	PART III

Item 10.	Directors and Executive Officers of the Registrant

The table listing this information with respect to directors of the Company, and the statement of compliance with Sec. 16(a) of the Exchange Act, included in the proxy statement anticipated to be filed on or about May 2, 1997, is herein incorporated by reference. The information with respect to executive officers is included in Part I of this Form 10-K.

Item 11.	Executive Compensation

The information with respect to officers and directors of the Company, included in the proxy statement anticipated to be filed on or about May 2, 1997, is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management

The information required by this item, included in the proxy statement anticipated to be filed on or about May 2, 1997, is herein incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item, included in the proxy statement anticipated to be filed on or about May 2, 1997, is herein incorporated by reference.

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

None filed in the fourth quarter of 1996.

(c)  Exhibits                                      Incorporated
                                                by Reference
                                                  to SEC Form

Exhibit 3.  Articles of Incorporation              8-K dated
		          and By-Laws 	                	     November 1, 1982
            Amendments thereto		                  8-K dated
 						                                     			 June 17, 1987
Exhibit 10. Material Contracts:
            Third Amended and Restated Loan
            Agreement with several banks, dated
            November 12, 1992; loan agreement
            with Textron Financial Corporation
            dated October 29, 1992, and related
            Mortgage and Promissory Note dated       10-Q dated
            November 12, 1992                   September 30,1992

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)
                                                 Incorporated
                                                 by Reference
                                                  to SEC Form

           Note Modification Agreement, Loan and
           Security Agreement Modification
           Agreement, and Release of Guaranty
           between Driver-Harris Alloys Inc.,
           Harrison Alloys Inc., and Textron
           Financial Corporation, all dated	     8-K dated
           February 25, 1994             				   April 7, 1994


Exhibit 21. Subsidiaries of the Registrant as of December 31, 1996

SUBSIDIARIES OF THE REGISTRANT

Name                           Jurisdiction of Incorporation
Driver-Harris Alloys Inc.      New Jersey (Inactive corporation)
Irish Driver-Harris Co. Ltd.		Ireland
Kingston Cable Distributors Ltd.	United Kingdom
 (subsidiary of Irish Driver-
  Harris Co. Ltd.)
Kestrel Cables Distribution Ltd.	United Kingdom
 (subsidiary of Irish Driver-
  Harris Co. Ltd.)
Quality Heat Treatment Pty. Ltd.	Australia


(d)	Financial Statement Schedules -- This portion of Item 14 is
submitted in a separate section of this report.

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DRIVER-HARRIS COMPANY



March 26, 1997		           			Thomas J. Carey
--------------------------			------------------------------
Date 							                  Thomas J. Carey
                              Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Ralph T. Bartlett				                   David A. Driver
--------------------------------        ----------------------------------
Ralph T. Bartlett                       David A. Driver
Director                                Chairman
Date:  March 26,1997	                   Date:  March 26, 1997




H. L. Biggerstaff				                 Frank L. Driver IV
--------------------------------	    ----------------------------------
H. L. Biggerstaff				                 Frank L. Driver IV
Director					                         Director, President and
Date:  March 26, 1997  			            Chief Executive Officer
                                      Date:  March 26, 1997

	Annual Report on Form 10-K Item 8,
	Item 14(a)(1) and (2), (c) and (d)

	List of Financial Statements and
	Financial Statement Schedules

	Certain Exhibits

	Financial Statement Schedules

	Driver-Harris Company and Subsidiaries

	December 31, 1996

	Driver-Harris Company and Subsidiaries

	Form 10-K-Item 14(a)(1) and (2)

	List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of Driver-Harris Company and subsidiaries are included in Item 8:

Consolidated Balance Sheets-December 31, 1996 and 1995     Page 21

Consolidated Statements of Operations-Years ended December
31, 1996, 1995 and 1994                          					     Page 23

Consolidated Statements of Stockholders' Equity-Years ended
December 31, 1996, 1995 and 1994                           Page 24

Consolidated Statements of Cash Flows-Years ended December
31, 1996, 1995 and 1994	                                   Page 25

Notes to Consolidated Financial Statements                 Page 26

The following consolidated financial statement schedules of Driver-Harris Company and subsidiaries are included in Item 14(d):

Schedule I-Condensed Financial Information of Registrant   Page 37

Schedule II-Valuation and Qualifying Accounts              Page 41


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	Report of Independent Auditors

Board of Directors
Driver-Harris Company

We have audited the accompanying consolidated balance sheets of Driver-Harris Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of certain foreign consolidated subsidiaries which statements reflect total assets constituting 29% in 1996 and 25% in 1995, and total revenues constituting 21% in 1996, 9% in 1995, and 7% in 1994 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for such subsidiaries, is based solely on the reports of other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Driver-Harris Company and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.



MetroPark, New Jersey
March 20, 1997                                    /s/ ERNST & YOUNG LLP

	AUDITORS' REPORT TO THE MEMBERS

	OF

	KINGSTON CABLE DISTRIBUTORS LIMITED



We have audited the accompanying balance sheets of Kingston Cable Distributors Limited as of 31 December 1996 and 31 December 1995 and the related statements of profit and loss and cash flows for the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingston Cable Distributors Limited as of 31 December 1996 and 31 December 1995, and the results of its operations and its cash flows for the three years ended December 31, 1996 in conformity with generally accepted accounting principles of the United States.



20 March, 1997                      Signed:  James, Stanley & Co.
                                    -----------------------------
                                    Registered Auditor
                                    Chartered Accountants
                                    1733 Coventry Road
                                    South Yardley
                                    Birmingham
                                    B26 1DT

	AUDITORS' REPORT TO THE MEMBERS

	OF

	QUALITY HEAT TREATMENT PTY. LTD.




I have audited the accompanying balance sheet of Quality Heat Treatment Pty. Ltd. as of 31st December, 1996 and 1995, and the related statements of profit and losses for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards of the United States. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Heat Treatment Pty. Ltd. as of 31st December, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.







March 20, 1997                      	Signed:   G. D. Trott
                                      	---------------------
     	                                 Registered Company Auditor
     	                                 150 Williams Road
                                      	East Prahran, 3181, Australia

                    AUDITORS' REPORT TO THE MEMBERS

OF

KESTREL CABLE DISTRIBUTION LIMITED



We have audited the accompanying balance sheet of Kestrel Cables
Distribution Limited as of 31 December 1996 and the related statement of profit and loss and cash flows for the two months then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Cables Distribution Limited as of 31 December 1996, and the results of its operations and its cash flows for the two months then ended in conformity with generally accepted accounting principles of the United States.



March 20, 1997				Signed:  James, Stanley & Co.
                                    -----------------------------
                                    Registered Auditor
                                    Chartered Accountants
                                    1733 Coventry Road
                                    South Yardley
                                    Birmingham
                                    B26 1DT

	Driver-Harris Company and Subsidiaries

	Consolidated Balance Sheets

	Dollar Amounts in Thousands


                                                 December 31
                                              1996         1995
                                              ------------------
Assets
Current assets:
  Cash                                       $   402      $   479
  Receivables,less allowances of $408
     and $278                                  9,275        7,816
  Inventories:
     Materials                                   624          598
     In process                                  413          204
     Finished                                  3,925        2,328
                                              ------       ------
                                               4,962        3,130
  Prepaid expenses                               937          386
                                              ------       ------
Total current assets                          15,576       11,811

Other assets                                     107           65

Property, plant and equipment, at cost:
  Land and buildings                           3,278        2,869
  Machinery and equipment                      4,229        2,967
  Office equipment                               361          412
                                              ------       ------
                                               7,868        6,248
  Less accumulated depreciation and
    amortization                               2,373        1,869
                                              ------       ------
                                               5,495        4,379
                                              ------       ------
                                             $21,178      $16,255
                                              ======       ======


	Driver-Harris Company and Subsidiaries

	Consolidated Balance Sheets (continued)

	Dollar Amounts in Thousands

                                                December 31
                                              1996         1995
                                              ------------------
Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                      $ 2,664      $   704
  Current portion of long-term debt              492          522
  Accounts payable                             5,594        5,888
  Accrued expenses                             1,572        1,059
  Income taxes payable                           263          106
                                              ------       ------
Total current liabilities                     10,585        8,279

Long-term debt                                 2,023        1,907
Deferred Grants                                  812          512
Deferred foreign income taxes                    174          157
Postretirement benefit liabilities               279          205
Investment in related company                               1,561
Deferred credit-related company                               968
Sundry liabilities                               185          222

Stockholders' equity:
  Common stock--par value $0.83 1/3 per share:
  Authorized 3,000,000 shares; issued 1,424,928
    shares and 1,624,928 shares at December 31,
    1996 and December 31, 1995(including
    87,757 and 127,539 treasury shares at
    December 31, 1996 and 1995 and 200,000
    pledged shares at December 31, 1995)       1,221        1,187
  Additional paid-in capital                   2,200        1,997
  Retained earnings                            3,595        1,143
  Equity adjustment from translation             104       (1,883)
                                               -----        -----
                                               7,120        2,444

Commitments and contingencies
                                             -------       ------
                                             $21,178      $16,255
                                             =======       ======

See accompanying notes.

	Driver-Harris Company and Subsidiaries

	Consolidated Statements of Operations

	Dollar Amounts in Thousands, Except per Share Data

                                      Year ended December 31   Pro Forma
                                      1996    1995    1994       1994
                                  		  ----    ----    ----       ----
                                                              (Unaudited
Revenues:							                                                Note 3)
  Net sales:
    Customers                       $40,697 $35,343 $36,351   $28,101
    Related company                                  23,196
  Other revenues                      1,027   1,376   1,011       959
                                     ------  ------  ------    ------
                                     41,724  36,719  60,558    29,060

Costs and expenses:
  Cost of sales:
    Customers                        33,804  30,258  30,156    23,540
    Related company                                  23,196
  Selling, general and
    administrative                    5,343   4,362   6,102     4,263
                              						 ------  ------  ------   -------
Income from Operations                2,577   2,099   1,104     1,257

  Interest expense                      816     829     855       575
  Foreign exchange (gain) loss and
    sundry                              (21)    (20)     52        15
  Equity in net (gain) loss of
    related company                            (140)  1,097     1,097
  Gain in connection with sale of
    foreign operations by
    related company                    (895)
                                      -----  ------  ------    ------
Income (loss) before income taxes     2,677   1,430    (900)     (430)

Provision for income taxes              225      98      76        60
                                     ------  ------  ------    ------
Net income (loss)                   $ 2,452 $ 1,332 $  (976)  $  (490)
                                     ======  ======  ======    ======
Net income (loss) per share         $ 1.85  $ 1.03  $ (.75)    $(.38)


See accompanying notes.

	Driver-Harris Company and Subsidiaries

	Consolidated Statements of Stockholders' Equity

	For the three years ended December 31, 1996

	Dollar Amounts in Thousands

                                                          Equity
                                   Additional Retained  Adjustment
                             Common  Paid-In  Earnings  from Trans-
                              Stock  Capital  (Deficit)   lation     Total
                             ------ --------  --------   --------    -----
Balance at January 1, 1994   $1,187  $1,981   $   894    $(2,841)   $ 1,221
 Sale of 219 treasury shares              1                               1
 Net loss                                        (976)                 (976)
 Loss for December 1993 of
   subsidiary which changed
   its fiscal year                               (107)                 (107)
 Adjustments from exchange
   rate changes)				                         769        769
                             -----------------------------------------------
Balance at December 31, 1994  1,187   1,982      (189)    (2,072)       908
 Sale of 2,850 treasury shares           15                              15
 Net income                                     1,332                 1,332
 Adjustments from exchange
   rate changes                                              189        189
                             -----------------------------------------------
Balance at December 31, 1995  1,187   1,997     1,143     (1,883)     2,444
 Sale of 782 treasury shares      1       5                               6
 Directors' compensation          2      11                              13
 Exercise of 37,500 option
   shares                        31     187                             218
 Net income                                     2,452                 2,452
 Adjustments from exchange
   rate changes                                             293         293
 Adjustment in connection with
   sale of foreign operations
   by related company                                     1,694       1,694
                            -----------------------------------------------
Balance at December 31, 1996 $1,221  $2,200  $  3,595   $   104      $7,120
                            ===============================================


See accompanying notes.

	Driver-Harris Company and Subsidiaries

	Consolidated Statements of Cash Flows

	Dollar Amounts in Thousands

                                           Year ended December 31
                                          1996      1995     1994
                                          ------------------------
Operating activities
Net income (loss)                       $ 2,452   $ 1,332   $ (976)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization            676       471       966
   Provision for doubtful accounts          111      (113)      225
   Gain on sale of fixed assets            (172)
   Equity in related company             (1,561)     (140)    1,097
   Deferred credit                         (968)     (298)     (249)
   Elimination of equity adjustment from
     translation for foreign operations
     sold by related company              1,634
   Account with related company             253       (50)     (308)
   Receivables                           (1,558)      219    (1,084)
   Inventories                             (235)      (32)   (2,487)
   Prepaid Expenses                        (498)     (156)     (207)
   Accounts payable and accrued expenses     (3)      689     2,623
   Sundry                                   (57)       (8)      107
                                         ---------------------------
Net cash provided by (used in) operating
   activities                                74     1,914      (293)

Investing activities
Capital expenditures                     (1,576)     (441)   (1,301)
Sundry                                       48        34       (37)
Proceeds from sale of fixed assets          234
Assets purchased through acquisition     (1,164)
                                         ---------------------------
Net cash used in investing activities    (2,458)     (407)   (1,338)

Financing activities
Change in deferred grants                   300        (7)       19
Change in short-term debt                 1,847    (1,083)      260
Proceeds from issuance of long-term debt    313       239     1,323
Reduction of long-term debt                (391)     (662)   (1,458)
Cash of companies included in
  restructuring                                                (503)
Loans from related company                                    1,800
Issuance of Capital Stock                   234
Sundry                                                 15         2
                                         --------------------------
Net cash provided by (used in)
  financing activities                    2,303    (1,498)    1,443

Effect of exchange rate changes on cash       4         9        49
                                         ---------------------------
Net change in cash                          (77)       18      (139)
Cash at beginning of year                   479       461       600
                                         --------------------------
Cash at end of year                      $  402    $  479    $  461
                                         ==========================

Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                               $  727   $   744   $   743
  Income taxes                               41         8        17

Supplemental schedule of non-cash investing activities
  Receivables offset against purchase
  price of acquisition                   $  178


See accompanying notes.

	Driver-Harris Company and Subsidiaries

	Notes to Consolidated Financial Statements

	December 31, 1996 and 1995


1.  Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Driver-Harris Company (the "Company") and its majority controlled subsidiaries. The Company owns Irish Driver-Harris Co. Ltd.("IDH"), located in Ireland and the U.K. and 50% of Quality Heat Treatment Pty. Ltd., located in Australia. Intercompany accounts, transactions and profits have been eliminated in consolidation.

Effective November 1, 1996 the Company, through a holding company, wholly owned by its Irish subsidiary, purchased the assets, substantial inventory of a distributor in the U.K. for approximately $1,342,000 of which $178,000 was netted against amounts owed to IDH from the seller. The acquisition was accounted for as a purchase and no goodwill resulted from the transaction. The new company will distribute cable products and insulated wire products in the U.K. and Europe. Two months of operations of this distributorship have been included in the Company's consolidated financial statements for 1996. The Company believes the pro forma effects are immaterial to the statement of operations.

The Company, directly and through its subsidiaries, is engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable, and is also engaged in the furnace manufacturing and heat treating business.

Harrison Alloys Inc. ("Harrison"),(referred to herein as a "related company") a fifty percent owned company, is recorded on the equity method of accounting. The recognition of losses reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,561,000 at December 31, 1995. This amount, combined with a deferred credit of $968,000 which originated from a restructuring in 1994, equaled the balance of a bank loan of Harrison ($2,529,000) which the Company guaranteed. In the first quarter of 1996, Harrison sold its foreign alloy companies and repaid the debt guaranteed by the Company with a portion of the proceeds. Accordingly, the Company recorded income from its negative investment in Harrison of $1,561,000 and the elimination of the deferred credit of $968,000, less the accumulated translation adjustment (related to the foreign operations sold by Harrison) carried on the balance sheet of $1,634,000. 200,000 pledged shares of the Company and the capital stock of the Irish subsidiary held as collateral for the guaranty were also returned to the Company. The Company will not recognize any income from its investment in Harrison until Harrison's income exceeds Harrison's losses not recognized by the Company as the Company previously had recorded losses from their investment in Harrison to the extent of the Harrison bank debt guarantee which as noted above is no longer in effect.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

Property, Plant and Equipment

Depreciation has been provided principally by the straight-line method based upon estimated useful lives of the depreciable assets.

Deferred Grants

Deferred grants represent foreign government grants received by a foreign subsidiary of the Company. The grants received with respect to capital expenditures are treated as a deferred credit and are amortized to income over the expected useful life of the related asset.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition

Sales revenues are recognized at the time products are shipped.

Earnings per Common Share

Earnings per share of common stock are based on the average number of common shares and common share equivalents outstanding during each year (1,324,170 in 1996, 1,297,003 in 1995 and 1,294,430 in 1994). Common
stock options are considered common share equivalents.

Employee Stock Options

As permitted under FASB Statement 123 "Accounting for Stock-Based Compensation" (FASB 123), the Company elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or is greater than the market price of the underlining stock on the date of grant, no compensation expense is recognized. Since there were no stock options granted in 1996 and 1995, no disclosures required under FASB 123 were necessary.

Financial Instruments

The predominant portion of the Company's customers are engaged in the construction, appliance and electrical equipment industries in Ireland and Great Britain. The Company grants credit to its customers on open account. One customer's outstanding balance represents 9.4% of consolidated receivables. The same customer represents 12.1%
($5,059,000) of consolidated revenues for 1996.

Foreign Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the year. Translation adjustments are recorded as a separate component of equity. Changes in the equity account during 1996 and 1995 primarily resulted from such translation adjustments and the write-off of the amounts related to the foreign operations sold by Harrison.

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

Impairment of long-lived assets

In 1996, the Company adopted SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FASB
121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of FASB 121 had no effect on the financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform with the current year presentation.

2.  Restructuring of the Resistance Wire Operations

In March 1994, the Company restructured its operations (the "Restructure") in order to solve its liquidity problems and strengthen its competitive position in the marketplace. Pursuant to this restructuring the Company combined its overseas resistance wire operations with Harrison by (i) forming a holding company, HAI Holding Company Inc. (Holding), owned fifty percent by the Company and fifty percent by a corporation organized by the former common shareholders of Harrison; (ii) contributing the Company's overseas resistance wire manufacturing subsidiaries (see Note 1) and its approximately 24% shareholding in Harrison to Holding; and (iii) causing Harrison to assume significant obligations of the Company and its U.S. subsidiary, Driver-Harris Alloys Inc. (Alloys) (see below), including approximately $1.8 million of debt incurred for investment in the Company's Italian subsidiary (see Note 1), $1,489,000 of loans of Alloys, all potential environmental obligations with respect to Alloys' U.S. manufacturing facilities, and the Company's commitment to share with Harrison the cost of health care and life insurance benefits for certain retirees. As additional consideration to the Company, Harrison was required to make aggregate cash payments of $300,000; it is also required to pay license fees and commissions totaling $500,000 per year through 2003. In conjunction with the Restructure, Harrison became a wholly owned subsidiary of Holding, which in turn transferred the Driver-Harris subsidiaries to Harrison.

The transaction did not result in recognition of any immediate gain or loss. For financial reporting purposes, the restructuring was effected as of March 31, 1994. Deferred credits aggregating $1,489,000 arising from the restructure were being amortized over 5 years and, accordingly, $298,000 and $223,000 was credited to other revenues for the years ended December 31, 1995 and 1994, respectively. In 1996, the remaining unamortized balance was recognized in revenue in connection with the sale of the foreign alloy companies by Harrison(see Note 1).

Effective September 30, 1994, Alloys, a wholly-owned subsidiary of the Company, transferred substantially all of its assets to Harrison ("Alloys divestiture"), a corporation in which the Company indirectly owns a 50% interest (see above), in exchange for the assumption by Harrison of an equivalent amount of liabilities (all assets were transferred at net book value). This transaction was the result of the exercise by Harrison on June 14, 1994 of an option granted in 1987. These assets constituted the U.S. portion of the Company's resistance wire manufacturing business. No gain or loss resulted from this transaction.

3.  Pro Forma Financial Information

The accompanying financial statements include a consolidated pro forma statement of operations for the year ended December 31, 1994, which gives effect to the Restructure in March 1994 (see Note 2) and the Alloys divestiture (see Note 2) as if both transactions had occurred on January 1, 1994.

4.  Foreign Operations

Net assets which are located outside the United States and are included in the consolidated balance sheets are as follows (in thousands):

                                                     December 31
                                                   1996        1995
Assets
      Receivables                                $ 9,275    $ 7,563
      Inventories                                  4,962      3,130
 	    Other current assets                           934        810
      Property, plant and equipment--net           5,492      4,379
      Other assets                                    75         17
                                        								  -----------------
                                                  20,738     15,899
      Liabilities
      Current liabilities                          9,047      7,437
      Long-term debt                               1,044        997
      Other long-term liabilities                    812        569
      Deferred income taxes                          174        157
                                                  -----------------
                                                  11,077      9,160
                                                  -----------------
      Net assets outside the United States       $ 9,661    $ 6,739
                                                  =================

Net income (loss) of the Company's foreign subsidiaries included in the accompanying financial statements amounted to approximately $1,538,000 in 1996, $614,000 in 1995, and ($144,000) in 1994.

Because the Company plans to continue to finance foreign expansion and operating requirements by reinvesting a substantial portion of the undistributed earnings of its foreign subsidiaries, United States income taxes have not been provided on such earnings. Unremitted earnings of foreign subsidiaries at December 31, 1996 amounted to approximately $8,093,000.

5.  Leases

Property, plant and equipment includes the following amounts related to capital leases (in thousands):

                                                    December 31
                                                  1996       1995
     Machinery and equipment                    $ 1,087   $  964
     Less accumulated amortization                  409      226
                                                 ---------------
                                                $   678   $  738
                                                  ==============

Amortization of the assets recorded under capital leases is included in depreciation expense.

The future minimum rental commitments for all operating leases as of December 31, 1996 are as follows (in thousands):

     1997                                         $381
     1998                                          343
     1999                                          298
     2000                                          201
     2001                                          168
     Thereafter                                  1,444
                                                  ----
                                                $2,835
                                                 =====

Total rent expense under operating leases for 1996, 1995 and 1994 was $272,000, $249,000 and $483,000, respectively.

6.  Long-Term Debt and Lines of Credit

Long-term debt is as follows(in thousands):

                                                    December 31
                                                  1996       1995
                                                  ---------------
     U.S. bank loan                             $         $  144
     Note payable to Pension Benefit
       Guaranty Corporation                        979       913
     Other mortgage loans                        1,044       604
     Capitalized lease obligations                 400       501
     Sundry                                         92       267
                                                 ---------------
                                                 2,515     2,429
     Less current portion                          492       522
                                                 ---------------
                                                $2,023    $1,907
                                                 ===============

The Company's obligations approximate fair market value.

The note payable to the Pension Benefit Guaranty Corporation (PBGC) is due September 30, 2000. Interest accrues at the rate of 7% per year compounded quarterly and is payable at maturity. The note and accrued interest may be prepaid at the Company's option. The PBGC has the right to convert the entire unpaid principal and accrued interest into common stock of the Company at a price of $7.875 per share, until maturity. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

The Other Mortgage Loans, which are the liability of a subsidiary, bear interest at 10% per year and are due in monthly installments through 2000. These loans and the subsidiary's $5,012,000 general credit line are jointly collateralized by all of its assets with a net book value of $18,545,000. Under the terms of the loans, there are certain restrictions which limit the payment of dividends and management fees paid by the subsidiary.

Maturities of long-term debt at December 31, 1996 are as follows (in thousands):

                                          Capitalized
                                            Leases        Other
                                          ---------------------
     1997                                  $ 161         $  331
     1998                                    148            423
     1999                                     80            245
     2000                                      9          1,112
     2001                                      2              4
                                          ---------------------
                                           $ 400         $2,115
						                                   	=====================

At December 31, 1996, the Company and its subsidiaries had available short-term bank lines of credit in the aggregate amount of approximately $5,808,000, (which includes the $5,012,000 general credit line) of which $488,000 was in use and is recorded as short-term borrowings on the balance sheet.

The weighted average interest rate on the short-term borrowings of the Company and its subsidiaries was 10.4% and 11.0% at December 31, 1996 and 1995, respectively.

7.  Postretirement Benefits - Pensions and Health Care

Pensions

The Company's only defined benefit pension plans are those of a foreign subsidiary. These cover substantially all of the foreign subsidiary's employees, who must contribute to the plan cost. Benefits are based on employees' years of service and final compensation. The subsidiary makes contributions to the plans in amounts that are intended to provide for current service and to fund past service liability.

The actuarial assumptions used for the pension plans of the foreign subsidiary for 1996 and 1995 were as follows:

     Discount rate                                8%
     Annual rate of compensation increase         6%
     Long-term rate of return on plan assets      8%

The funded status of the pension plans is as follows (in thousands):

                                                         December 31
                                                        1996      1995
                                                         ----      ----
     Actuarial present value of accumulated benefit
       obligation, all vested                          $1,223     $813
                                                        =====     ====

     Projected benefit obligation (PBO)                $1,723   $1,314
     Fair value of plan assets, invested in pooled
       separate accounts of an insurance company        1,454    1,109
                                                        -----    -----
     Plan assets less than PBO                           (269)    (205)
     Unrecognized initial net gain                       (181)    (193)
     Unrecognized prior service cost                     (141)    (208)
     Unrecognized transition obligation                   591      598
                                                        -----    -----
     Accrued net pension liability                     $    -   $    8
                                                        =====    =====

Net pension expense for the Company's defined benefit pension plans for 1996 and 1995 included the following components (in thousands):

                                                        1996       1995
                                                        ----       ----
     Plans of continuing subsidiary:
       Service cost for benefits earned during
         the year                                       $ 122     $ 102
       Interest cost on projected benefit obligation      111        92
       Actual net gains on plan assets                   (128)     (120)
       Net amortization                                    44        58
                                                          ---       ---
                                                          149       132
     Less employee contributions                           37        32
                                                          ---      ----
     Net pension expense-continuing subsidiary            112       100
                                                          ===       ===

The Company also has a supplemental pension plan which provides benefits to the estate of the former Chairman. The liability for such benefits at December 31, 1996 was approximately $468,000. In connection with the death of the former Chairman in 1995, the Company included the proceeds due from the life insurance policy, $349,000, in other revenue. The Company invested such proceeds to fund the supplemental pension obligation and has offset the investment, with a remaining balance of $306,000 at December 31, 1996, against the liability on the balance sheet.

Health Care and Life Insurance

Postretirement health care and life insurance benefits are provided to certain U.S. employees. These benefits are provided through an insurance company whose premiums are based on benefits paid. Harrison assumed the cost for the pre-1986 retirees, effective January 1, 1994. Prior thereto, the cost was shared equally by the Company and Harrison.

The Company accounts for postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard requires companies to accrue for estimated future postretirement benefit expenses during the years employees are working and earning benefits for retirement. The Company elected to amortize the estimated liability for postretirement benefits at January 1, 1993, over 15 years. For 1996, 1995 and 1994, the Company's portion of postretirement benefit costs aggregated $34,000, $36,000 and $50,000, respectively.

The following table sets forth the status of the plans, which are unfunded, reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet was as follows (in thousands):

                                                        December 31
                                                        1996       1995
                                                        ----       ----
     Accumulated postretirement benefit obligation:
       Fully eligible plan participants                 $  -       $138
       Other active plan participants                    244         85
                                                         ---        ---
                                                         244        223

     Unrecognized transition obligation                  113        125
     Unrecognized net loss from past experience
       different from that assumed and from changes
       in assumptions                                     14         15
                                                        ----        ---
     Accrued postretirement benefit cost                $117       $ 83
                                                        ====        ===

Postretirement benefit costs for 1996, 1995 and 1994 included the following components (in thousands):

                                                 1996      1995     1994
                                                 ----      ----     ----
     Service cost for benefits earned during
      the year                                   $  5     $  8      $ 23
     Interest cost on accumulated postretirement
       benefit obligation                          16       15        14
     Amortization of transition obligation         13       13        13
                                                  ---      ---       ---
                                                 $ 34     $ 36      $ 50
                                                  ===      ===       ===

The following assumptions were used at December 31, 1996 and 1995: a discount rate of 7.25% and a 1996 assumed health care cost trend rate of 5%.

A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1996 by $14,000 and the aggregate service and interest cost components of the postretirement benefit cost for 1996 by $4,000.

8.  Income Taxes

Income tax expense (credit) is composed of the following (in thousands):

                                                1996    1995    1994
                                                --------------------
      Foreign:
       Current                                 $215     $  51    $102
       Deferred                                  10        47     (21)
     Benefits of operating loss carryovers        -         -      (5)
                                                ----------------------
                                               $225     $  98    $ 76
                                                ======================

Pre-tax income (loss) attributable to domestic and foreign operations is as follows (in thousands):

                                                 1996    1995    1994
                                                 ---------------------
     United States                             $  898  $   718  $  (832)
     Foreign                                    1,779      712      (68)
                                                -----------------------
                                               $2,677  $ 1,430  $  (900)
                                                =======================

Following is a reconciliation of income tax expense (credit) to the amount based on the U.S. statutory rate of 35% (1996, 1995 and 1994):

                                                 1996    1995    1994
                                                 --------------------
     Income taxes based on U.S.
       statutory rate                           $ 937  $  500  $  (315)
     Non-taxable income:
       Reduction of valuation allowances          (30)   (103)
       Life insurance proceeds                           (122)
       Gain in connection with sale of
         foreign operations by related
         company                                 (339)
     Increase resulting from losses which
       provided no current tax benefit
       (including equity in losses
       in related company)                                  8      477
     Taxes of foreign subsidiaries at rates
       different than U.S. statutory rate        (373)   (161)     (86)
     Other (net)                                   30     (24)
                                                 ----------------------
                                                $ 225   $  98   $   76
                                                 =====================

The components of deferred tax assets and liabilities at December 31, 1996 and 1995, were as follows (in thousands):

                                     1996                  1995
                               -----------------------------------------
                             	Assets  Liabilities    Assets  Liabilities
                               ------------------------------------------
     Inventories              $   81                 $    51
     Depreciation                          $  262                  $216
     Investment in related
       company                                            105
     Accrued expenses            234                      226
     Tax loss carryforwards    2,244                    2,118
     Tax credits                  68                      136
     Sundry                                    99                    107
                               -----------------------------------------
                               2,627          361       2,636        323
     Valuation allowance       2,440                    2,470
                               -----------------------------------------
     Total                    $  187       $  361     $   166      $ 323
                               =========================================

At December 31, 1996 the Company had approximately $6,400,000 of loss carryforwards available to offset future U.S. taxable income. Such carryforwards expire beginning in 1999. A valuation allowance of $2,440,000 and $2,470,000 has been provided at December 31, 1996 and 1995 respectively. These valuation allowances were established since it is not certain that the deferred tax assets, primarily the net operating
loss carryforwards, will be realized.   The Company also has investment
tax credit carryforwards of approximately $126,000 expiring through 2000.

9.  Employee Stock Options

The 1983 Driver-Harris Employee Incentive Stock Option Plan which expired in 1993 provided for the grant of stock options at 100% of market value on date of grant which are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code. Under this plan, 45,000 and 82,500 shares of stock are reserved for issuance at December 31, 1996 and 1995. The following table summarizes the activity in the Plan:

                                       Number
                                       of Shares      Price Per Share
                                       ------------------------------
     Outstanding January 1, 1994
      and December 31, 1995            82,500          4.00 to 8.50

     Exercised in 1996                  37,500          4.00 to 6.875
                                        ------
     Outstanding December 31, 1996      45,000          5.25 to 8.50
                                        ======

The outstanding options at December 31, 1996 which are all fully vested, expire between 2000 and 2002.

10.  Industry Segments and Geographic Areas

The Company and its subsidiaries operate in a single industry segment, the manufacture and sale of wrought non-ferrous metal products, principally insulated electrical wire and cable.

Geographic Areas

                           United  Western           Elimin-    Consol-
                           States  Europe    Other   ations     idated
                           --------------------------------------------
1996                                      (In Thousands)
Sales to outside
  customers                        $37,376  $3,321               $40,697
Other revenues             $   575     265     187                 1,027
                            --------------------------------------------
Total revenues             $   575 $37,641  $3,508               $41,724
                            --------------------------------------------
Income before income taxes $   898 $ 1,711  $   68               $ 2,677
                            ============================================
Identifiable assets        $   440 $19,412  $1,326               $21,178
                            ======================                ======
1995
Sales to outside
  customers                $       $32,745  $2,598               $35,343
Other revenues               1,145      55     176                 1,376
                            --------------------------------------------
Total revenues             $ 1,145 $32,800  $2,774               $36,719
                            ============================================
Income (loss) before
  income taxes             $   718 $   746  $  (34)              $ 1,430
                            ============================================
Identifiable assets        $   356 $14,411  $1,488               $16,255
                            ======================                ======
1994
Sales to outside
  customers                $23,196 $32,499  $3,852               $59,547
Transfers between
  geographic areas                     504      10   $  (514)          -
Other revenues                 755      97     159                 1,011
                            --------------------------------------------
Total revenues             $23,951 $33,100  $4,021   $  (514)    $60,558
                            ============================================
Loss before income taxes   $  (832)$   (30) $  (38)              $  (900)
                            ============================================
Identifiable assets        $   320 $14,182  $1,391               $15,893
                            ======================                ======

	Driver-Harris Company

	Schedule I - Condensed Financial Information of Registrant

	Condensed Balance Sheets

	Dollar Amounts in Thousands

                                                 December 31
                                              1996         1995
                                              ------------------
Assets
Current assets:
  Cash                                       $   386          48
  Accounts receivable from subsidiaries          932      $  708
                                               -----       -----
Total current assets                           1,318         756

Investments in subsidiaries                    7,247       5,357
Due from related company                                     253
Other assets                                      22           7
                                              ------      ------
                                             $ 8,587     $ 6,373
                                              ======      ======

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                           $    11     $    21
  Accrued expenses                               198         261
                                                ----      ------
Total current liabilities                        209         282

Long-term debt                                   979         913
Postretirement benefit liabilities               279         205
Investment in related company                              1,561
Deferred credit-related company                              968
                                             -------       -----
Total liabilities                              1,467       3,929

Stockholders' equity
  Common stock                                 1,221       1,187
  Additional paid-in capital                   2,200       1,997
  Retained earnings (deficit)                  3,595       1,143
  Equity adjustment from translation             104      (1,883)
							     -----      ------
                                               7,120       2,444

Commitments (Note 1)
                                              ------       -----
                                             $ 8,587      $6,373
                                              ======       =====

	Driver-Harris Company

	Schedule I - Condensed Financial Information of Registrant

	Condensed Statements of Operations

	Dollar Amounts in Thousands

                                               Year Ended December 31
                                               1996     1995    1994
                                               ----------------------
Fees from subsidiaries                        $  220   $ 220   $  238
Fees from related company                        500     500      500
Other income                                      75     685      255
                                                ---------------------
                                                 795   1,405      993

Selling, general and administrative expenses     707     745      646
Interest and financing expenses                   69      82       82
Equity in net (gain) loss of related
  company                                               (140)   1,097
Gain in connection with sale of foreign
  operations by related company                 (895)
                                               ----------------------
Income (loss) before equity in net income
  (loss) of subsidiaries and income taxes        914     718     (832)

Equity in net income (loss) of subsidiaries    1,538     614     (144)
                                               -----------------------
Income (loss) before income taxes              2,452   1,332     (976)

Income taxes
                                               ----------------------
Net income (loss)                             $2,452  $1,332  $  (976)
                                               ======================

	Driver-Harris Company

	Schedule I-Condensed Financial Information of Registrant

	Condensed Statements of Cash Flows

                                               Year Ended December 31
                                               1996    1995     1994
                                               ----------------------
Operating activities
Net income (loss)                             $2,452  $ 1,332  $  (976)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Undistributed net income (loss) of
      subsidiaries                            (1,538)    (614)     144
    Provision for doubtful accounts              114
    Increase (reduction)in retirement benefit
      liability                                   74     (212)
    Receivables from subsidiaries               (338)     (81)     446
    Accounts payable and accrued expenses        (73)     (65)    (421)
    Deferred credit                             (968)    (298)    (249)
    Equity in related company                 (1,561)    (140)   1,097
    Elimination of equity adjustment from
      translation for foreign operations
      sold by related company                  1,634
    Account with related company                 253      (50)    (194)
    Sundry                                       (14)      15       43
                                               -------------------------
Net cash used in operating activities             35     (113)    (110)

Investing activities
Investment in subsidiary                                        (1,100)
Sundry                                                     15      199
                                             --------------------------
Net cash provided by (used in) investing
    activities                                             15     (901)

Financing activities
Change in short-term debt                                 (10)    (695)
Increase in long-term debt                        66       61
Loans from related company                                       1,800
Change in non-current liability to subsidiary
Issuance of Capital Stock                        234
Sundry                                             3                 1
                                                ----------------------
Net cash provided by financing activities        303       51    1,106
                                              ------------------------
Net change in cash                               338      (47)      95
Cash at beginning of year                         48       95        -
                                              -------------------------
Cash at end of year                            $ 386   $   48   $   95
                                              =========================
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                                     $   4   $   82    $  82
                                                ====    =====      ===

	Driver-Harris Company

	Schedule I-Condensed Financial Information of Registrant

	Notes to Condensed Financial Statements


1.  Basis of Presentation

In the parent company-only (Driver-Harris Company - U.S. Corporate Holding Company) financial statements, the Company's investment in subsidiaries (Irish Driver-Harris Co. Ltd. and Quality Heat Treatment Pty. Ltd.) is stated at cost plus equity in undistributed earnings of such subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The Driver-Harris Company - U.S. Corporate Holding Company financial statements should be read in conjunction with the Company's consolidated financial statements.

	Driver-Harris Company and Subsidiaries

	Schedule II-Valuation and Qualifying Accounts

	Dollar Amounts in Thousands

      Col.A                 Col.B       Col.C       Col.D      Col.E
------------------------------------------------------------------------
                                       Additions
                                       ---------
                                         (1)
                            Balance at	Charged to			Balance
                            Beginning	 Costs and	 Deductions	 at End
     Description	           of Period	 Expenses	  Describe   	of Period
-----------------------------------------------------------------------
Year ended December 31, 1996:
 Deducted from related asset:
   Tax valuation allowance    $ 2,470        -   $    30  (5)  $ 2,440
   Allowances for doubtful
     trade accounts               278    $ 111       (19) (1)      408
                             =========================================

Year ended December 31, 1995:
 Deducted from related asset:
   Tax valuation allowance    $ 2,573        -   $   103   (5) $ 2,470
   Allowances for doubtful
     trade accounts               376    $(113)       15   (1)     278
                             =========================================
Year ended December 31, 1994:
 Deducted from related asset:
   Tax valuation allowance    $ 7,529        -   $ 4,956   (4) $ 2,573
   Allowances for doubtful                           406   (2)
     trade accounts               533      225       (24)  (3)     376
                              ========================================

(1) - Accounts charged off during the year and adjustments due to currency fluctuations.
(2) - Reserves of companies divested in March 1994 restructuring (see
      Note 3).
(3)  - Amount is net of currency gain of $34,000.
(4) - Amounts adjusted due to the companies divested in the March 1994 restructuring (see Note 2)
(5) - The change in valuation allowance is principally due to the change in deferred tax assets.