Form 10-Q
period 1997-03-31
DRIVER HARRIS CO
filed 1997-05-05
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.   20549
                                        Form 10-Q

(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the quarterly period ended    March 31, 1997        or
                                     ------------------------
 _____
/____/ Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ____________ to ____________

 Commission file number                  1-1212
                           --------------------------------------------
                            Driver-Harris Company
 ----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

     New Jersey                                    22-0870220
-------------------------                --------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

      308 Middlesex Street, Harrison, New Jersey        07029
-------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone no., including area code  (201) 483-4802
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

    Common Stock, $0.83 1/3 par value -- 1,338,171 shares as of May 2, 1997.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     March 31, 1997 and December 31, 1996 . . . . . . . . . .  3

     Condensed Consolidated Statements of
     Income - Three Months ended March 31,
     1997 and March 31, 1996. . . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Three Months ended March 31, 1997 and March 31, 1996. . . 5

     Notes to Financial Statements. . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . .7

PART II  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
         Exhibit 27 - Financial Data Schedule
     (b) Reports on Form 8-K
  	    None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .8
----------

                DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)

                                              March 31,  December 31,
                                                1997         1996
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $   365       $    402
Accounts receivable - net                     10,380          9,275
Inventories:
     Materials                                   675            624
     Work in process                             585            413
     Finished products                         4,470          3,925
                                                ----         ------
                                               5,730          4,962
Prepaid expenses                                 902            937
                                               -----         ------
Total current assets                          17,377         15,576

Other assets                                      40            107
Property, plant & equipment - net              5,385          5,495
                                               -----         ------
		                                           $22,802       $ 21,178
                                              ======         ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $ 2,093       $  2,664
     Current portion of long-term debt           513            492
     Accounts payable                          6,875          5,594
     Accrued expenses                          2,643          1,572
     Income taxes payable                        294            263
                                              ------         ------
Total current liabilities                     12,418         10,585

Long-term debt                                 2,224          2,023
Deferred Grants                                  752            812
Deferred foreign income taxes                    164            174
Postretirement benefit liabilities               296            279
Sundry liabilities 				                          218      		    185

Stockholders' equity:
     Common stock                              1,221          1,221
     Additional paid-in capital                2,207          2,200
     Retained earnings                         3,650          3,595
     Equity adjustment from translation         (348)           104
                                              ------          -----
Stockholders' equity                           6,730          7,120
                                               -----        -------
                                             $22,802       $ 21,178
                                              ======         ======

See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Dollar amounts in thousands, except per share data)


                                          THREE MONTHS ENDED
                                               MARCH 31
                                             1997      1996
                                             ----      ----
Net sales                                  $10,932   $10,151
Other revenues                                  15       167
                                             -----    ------
Total Revenues                              10,947    10,318

Cost of sales                                9,146     8,673
                                             -----    ------
                                             1,801     1,645
Selling, general and
     administrative expenses                 1,501     1,278
                                             -----    ------
                                               300       367

Other charges (credits):
Interest                                       270       165
Foreign exchange loss (gain)                   (70)       11
Gain in connection with sale of
 foreign operations by related company                  (895)
                                             -----     -----
Income before income taxes                     100     1,086

Income taxes                                    45        30
                                             -----     -----
NET INCOME                                 $    55    $1,056
                                             =====     =====


NET INCOME PER SHARE                       $  .04     $  .81
                                             ====       ====



Average common shares outstanding         1,347,575  1,303,789


See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                   THREE MONTHS ENDED
                                                        March 31
                                                     ----------------
                                                      1997       1996
                                                      ----       ----
   OPERATING ACTIVITIES
   Net income                                      $     55   $ 1,056
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization                 163       112
          Equity in related company                            (1,561)
          Deferred credit                                        (968)
          Elimination of equity adjustment from
    		translation for foreign operations
            sold by related company                             1,634
          Due from related company                                253
          Receivables                                (1,569)     (910)
          Inventories                                  (957)     (258)
          Accounts payable and accrued expenses       1,993     1,180
          Sundry                                        127        67
                                                    -------    ------
     CASH PROVIDED BY OPERATING ACTIVITIES             (188)      605

INVESTING ACTIVITIES
         Capital expenditures                          (350)     (137)
         Sundry                                         53        (9)
                                                    -------     -----
     CASH USED IN INVESTING ACTIVITIES                 (297)     (146)

FINANCING ACTIVITIES
          Change in deferred grants                      60        17
          Change in short-term debt                     349       388
          Issuance of long-term debt                     81        93
          Reduction of long-term debt                   (43)     (257)
                                                     ------     -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         447       241

Effect of exchange rate changes on cash                   1       (14)
                                                     ------     -----
Net change in cash                                      (37)      686
Cash at beginning of year                               402       479
                                                     ------     -----

     CASH AT END OF PERIOD                         $    365    $1,165
                                                     ======     =====


See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
	These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These financial statements include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim period.

2 - Investments in Related Company and other subsidiaries
	The Company owns Irish Driver-Harris Co. Ltd. ("IDH"), headquartered in Ireland and 50% of Quality Heat Treatment Pty. Ltd., located in Australia.
In November 1996 the Company, through a holding company wholly owned by its Irish subsidiary, purchased the assets, primarily inventory, of a distributor in the U.K. for approximately $1,342,000. The acquisition was accounted for as a purchase and no goodwill resulted from the transaction. The new company distributes cable products and insulated wire products in the U.K. and Europe.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

	In connection with the sale by Harrison of its foreign subsidiaries in February 1996 and repayment by Harrison of bank debt guaranteed by the Company, with a portion of the proceeds, the Company (i) collected certain receivables from Harrison, (ii) repaid domestic bank debt and, (iii) was relieved of the Harrison debt guarantee obligation. The Company expects to continue to be dependent upon the license agreement with Harrison for its U.S. operating cashflow. Since Harrison has experienced losses in recent years, its cash flow is uncertain, however, the Company believes it has adequate cash and other options available in the event the amounts due under the license agreement become uncollectible.

In order to assist Harrison in obtaining financing and to strengthen this 50% owned affiliate in its restructuring efforts, the Company revised its licensing and commission fee schedule to defer payments until the last quarter of 1997. Accordingly, such revenues will not be recorded in income until this date.

Results of Operations
	Net sales to customers increased by 7.7% in the first quarter of 1997 compared to the same period in 1996. Although units shipped at the Company's Irish subsidiary increased by 15% over the same period in 1996, sales revenue was relatively unchanged because of lower selling prices resulting from decreasing copper prices and competition. Other revenues decreased as a result of the deferral of license and commission fees from Harrison as mentioned above. Selling, general and administrative expenses increased to 13.7% of net sales from 12.7% in 1996, due principally to administrative expenses at the U.K. distribution company. Interest expense increased due to higher average borrowings in 1997 compared to the first quarter of 1996.

	The disproportionate income tax provision in 1996 is primarily because the equity in related company (Harrison) is not taxable income to the Company and because of the benefits of operating loss carryovers available in the United States. The Company has tax loss carryforwards of approximately $6,400,000 available to offset future U.S. taxable income, which expire between 1999 and 2010.

Effects Of Change in Accounting Principles
	In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings Per Share", which is required to be adopted for the
Company's year ending December 31, 1997.  At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.  The impact of the adoption is not expected to have a material impact on the earnings per share calculation.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                	DRIVER-HARRIS COMPANY




Date: May 5, 1997      		              By    Thomas J. Carey
 -----------------------        			   --------------------------------------
                                  					   Chief Financial Officer