Form 10-Q
period 1997-06-30
DRIVER HARRIS CO
filed 1997-08-11
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   Form 10-Q


(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the quarterly period ended    June 30, 1997        or
                                     ------------------------
 _____
/____/ Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ____________ to ____________

 Commission file number                  1-1212
                           --------------------------------------------
                            Driver-Harris Company
 ----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

     New Jersey                                    22-0870220
-------------------------                --------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

      308 Middlesex Street, Harrison, New Jersey        07029
-------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone no., including area code  (973) 483-4802
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

    Common Stock, $0.83 1/3 par value -- 1,340,421 shares as of August 4, 1997.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     June 30, 1997 and December 31, 1996 . . . . . . . . . .  3

     Condensed Consolidated Statements of
     Income - Three and Six Months ended June 30,
     1997 and June 30, 1996. . . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Six Months ended June 30, 1997 and June 30, 1996 . . . . 5

     Notes to Financial Statements. . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . .6

PART II  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
         Exhibit 27 - Financial Data Schedule
     (b) Reports on Form 8-K
  	    None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .7
----------

               DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)

                                              June 30,   December 31,
                                                1997         1996
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $   357       $    402
Accounts receivable - net                     11,039          9,275
Inventories:
     Materials                                   685            624
     Work in process                             496            413
     Finished products                         5,158          3,925
                                                ----         ------
                                               6,339          4,962
Prepaid expenses                                 847            937
                                               -----         ------
Total current assets                          18,582         15,576

Other assets                                      31            107
Property, plant & equipment - net              5,456          5,495
                                               -----         ------
	                                            $24,069       $ 21,178
                                              ======         ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $ 2,778       $  2,664
     Current portion of long-term debt           512            492
     Accounts payable                          8,381          5,594
     Accrued expenses                          2,152          1,572
     Income taxes payable                        125            263
                                              ------         ------
Total current liabilities                     13,948         10,585

Long-term debt                                 2,283          2,023
Deferred Grants                                  711            812
Deferred foreign income taxes                    158            174
Postretirement benefit liabilities               463            279
Sundry liabilities 					 196		    185

Stockholders' equity:
     Common stock                              1,222          1,221
     Additional paid-in capital                2,228          2,200
     Retained earnings                         3,517          3,595
     Equity adjustment from translation        (657)           104
                                              ------          -----
Stockholders' equity                           6,310          7,120
                                               -----        -------
                                             $24,069       $ 21,178
                                              ======         ======

See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Dollar amounts in thousands, except per share data)


                            THREE MONTHS ENDED         SIX MONTHS ENDED
 					                          JUNE 30                  			JUNE 30
                            1997         1996          1997      1996
                            ----         ----           ----      ----
Net sales                  $10,581     $ 9,966        $21,513   $20,117
Other revenues                  89         183            214       350
                            ------       -----          -----    ------
Total Revenues              10,670      10,149         21,727    20,467

Cost of sales 	              9,052       8,180         18,198    16,853
                  		  		    ------      ------         ------    ------
 				                        1,618       1,969          3,529     3,614
Selling, general and
     administrative expenses 1,664       1,308          3,275     2,586
 				                       ------      ------         ------    ------
                               (46)        661            254     1,028

Other charges (credits):
Interest                       229         202            499       367
Foreign exchange (gain) loss  (178)         (3)          (248)        8
Gain in connection with sale of
 foreign operations by related
 company                         -           -              -      (895)
                             -----       -----          -----     -----
Income (loss) before
 income taxes                  (97)        462              3     1,548

Income taxes                    36          61             81        91
                             -----       -----          -----     -----
NET (LOSS) INCOME           $ (133)     $  401         $  (78)   $1,457
                             =====       =====          =====     =====


NET (LOSS) INCOME PER SHARE   $(.10)     $ .30           $(.06)    $1.11
                    				       ====       ====            ====      ====



Average common shares outstanding                    1,349,297   1,314,346





See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                     SIX MONTHS ENDED
                                                         June 30
                                                     ----------------
                                                      1997       1996
                                                      ----       ----
OPERATING ACTIVITIES
   Net income (loss)                                 $  (78)  $ 1,457
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization                 318       247
          Equity in related company                       -    (1,561)
          Deferred credit                                 -      (968)
          Elimination of equity adjustment from
    		translation for foreign operations
            sold by related company                       -     1,634
          Due from related company                        -       213
          Receivables                                (2,473)   (1,820)
          Inventories                                (1,511)     (881)
          Accounts payable and accrued expenses       3,596       941
          Sundry                                         88       (47)
                                                    -------    ------
     CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES     (60)     (785)

INVESTING ACTIVITIES
         Capital expenditures                          (753)     (522)
         Sundry                                         43        42
                                                    -------     -----
     CASH USED IN INVESTING ACTIVITIES                 (710)     (480)

FINANCING ACTIVITIES
          Change in deferred grants                     101        34
          Change in short-term debt                     317     1,332
          Issuance of long-term debt                    274       347
          Reduction of long-term debt                   (14)     (273)
          Issuance of capital stock                      33       237
          Sundry                                         16         -
                                                     ------     -----
CASH PROVIDED BY FINANCING ACTIVITIES                   727     1,677

Effect of exchange rate changes on cash                  (2)        -
                                                     ------     -----
Net change in cash                                      (45)      412
Cash at beginning of year                               402       479
                                                     ------     -----

     CASH AT END OF PERIOD                          $   357   $   891
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

In order to assist Harrison in obtaining financing and to strengthen this 50% owned affiliate in its restructuring efforts, the Company revised its licensing and commission fee schedule to defer payments until the last quarter of 1997. Accordingly, such revenues will not be recorded in income until such amounts are received.

Results of Operations
Net sales to customers increased by 7% during the first six months of 1997 compared to the same period in 1996. Although units shipped increased by 11% over the same period in 1996, the gross profit percentage decreased to 15.4% from 16.2% because of lower selling prices resulting from aggressive price cutting within the cable industry. Other revenues decreased as a result of the deferral of license and commission fees from Harrison as mentioned above. Selling, general and administrative expenses increased to 15.2% of net sales from 12.8% in 1996, due in part to start-up costs at a new production facility in Ireland as well as restructuring costs incurred at the newly acquired U.K. distribution company. Interest expense increased due to higher average borrowings in 1997 compared to the same period in 1996. As a result of the U.K. pound sterling strengthening against the Irish Pound, the Company's Irish subsidiary recorded a foreign exchange gain of $248,000 for the first six months of 1997. The Irish subsidiary transacts 75% of its business in Sterling.

Income taxes for 1997 result from foreign taxable income at the Company's Irish subsidiary. The disproportionate income tax provision in 1996 is primarily because the equity in related company (Harrison) is not taxable income to the Company and because of the benefits of operating loss carryovers in the United States. The Company has tax loss carryforwards of approximately $6,400,000 available to offset future U.S. taxable income, which expire between 1999 and 2010.

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

                                	DRIVER-HARRIS COMPANY




Date: August 11, 1997                    By:   Thomas J. Carey
    -----------------------             ---------------------------
                                           Chief Financial Officer