Form 10-Q
period 1997-09-30
DRIVER HARRIS CO
filed 1997-11-13
CIK 30197

Securities and Exchange Commission
Washington, DC     20549
Form 10-Q

(Mark One)
  ____
/_X__/   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act  of 1934
For the quarterly period ended   September 30, 1997                   or
 ____
/___/   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from             to                       .

Commission file number   1-1212

                         Driver-Harris Company
       (Exact name of registrant as specified in its charter)

       New Jersey                                 22-0870220
(State or other jurisdiction of 		  I.R.S. Employer Identification
incorporation or organization)			          No.)

 308 Middlesex Street, Harrison, New Jersey                      07029
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone no., including area code  (973) 483-4802

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X                                                No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.83 1/3 par value - 1,340,421 shares as of November 5, 1997.

DRIVER-HARRIS COMPANY


I N D E X




PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . . .  3

	Condensed Consolidated Statements of Income -
	Three and  Nine Months ended September 30, 1997
	and September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . 4

	Condensed Consolidated Statements of Cash Flows - Nine
	Months ended September 30, 1997 and September 30, 1996. . . . . . . . . . 5

	Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . . . . . . .   6

PART II - OTHER INFORMATION
Item 6.	    Exhibits and Reports on Form 8-K.
(a)  Exhibits
 Exhibit 27 - Financial Data Schedule
(b)  Reports on Form 8-K
      None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

DRIVER-HARRIS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands)



                               September 30,  December 31,
                                  1997            1996
ASSETS
Current assets:
Cash                          $     649  $      402
Accounts receivable - net         8,910       9,275
Inventories:
    Materials                     1,026         624
    Work in process                 138         413
    Finished products             4,215       3,925

                                  5,379       4,962
Prepaid expenses                    526         937

Total current assets           $ 15,464   $  15,576

Other assets                         31         107
Property, plant & equipment - net 5,265       5,495

                               $ 20,760    $ 21,178
                                =======     =======
LIABILITIES

Current Liabilities:
  Short-term borrowings      $   2,579     $  2,664
  Current portion of
    long-term debt                 581          492
  Accounts payable               6,444        5,594
  Accrued expenses               1,659        1,572
  Income taxes payable              77          263

Total current liabilities       11,340       10,585

Long-term debt                   2,593        2,023
Deferred Grants                    672          812
Deferred foreign income taxes      152          174
Postretirement benefit liabilities 512          279
Sundry liabilities                 158          185

Stockholders' equity:
    Common stock                 1,223        1,221
    Additional paid-in capital   2,228        2,200
    Retained earnings            2,912        3,595
    Equity adjustment from
      translation               (1,030)         104

Stockholders' equity             5,333        7,120

                              $ 20,760     $ 21,178
                               =======      =======

See accompanying notes.

DRIVER-HARRIS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)


	                          Three Months Ended        Nine Months Ended
                                 September 30             September 30
                                1997    1996             1997      1996
Net sales - customers        $ 9,522  $ 9,328         $31,035    $ 29,445
Other income - net                23      166             237         525

Total Revenues                 9,545    9,494          31,272      29,970
Cost of sales - customers      8,571    7,862          26,769      24,715
                              ------    -----          ------      ------
                                 974    1,632           4,503       5,255
Selling, general and
 administrative
   expense                     1,437    1,109           4,712       3,704
                              ------    -----          ------      ------
                                (463)     523            (209)      1,551
Other charges (credits):
Interest expense                 313      188             812         555
Foreign exchange loss (gain)      17       22            (231)         30
Gain on sale of interest
 in Australian subsidiary       (128)       -            (128)          -
Gain in connection with sale of
 foreign operations by related
 company                           -        -               -        (895)
                                ----     ----           ----        -----
Income/(loss) before
 income taxes                   (665)     313           (662)        1,861
Income taxes (credit)            (60)      22             21           113
                                -----    ----           ----         -----
NET (LOSS) INCOME           $   (605)$    291      $    (683)     $  1,748
                                ====     ====           ====         =====

NET (LOSS) INCOME PER SHARE   $ (.45)$   .22         $  (.51)     $  1.33
                                ====     ===            ====        ======


Average common shares outstanding                   1,350,696   1,314,462


See accompanying notes.

DRIVER-HARRIS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts in thousands)

                                                 Nine Months Ended
                                                   September 30
                                                 1997         1996
OPERATING ACTIVITIES
                 0
   Net (loss) income                          $    (683)    $  1,748
   Adjustments to reconcile net income to
     net cash provided:
       Depreciation and amortization                 441         370
       Equity in related company                              (1,561)
       Deferred credit                                          (968)
       Elimination of equity adjustment from
         translations for foreign operations
         sold by related company                               1,634
       Due from related company                                  250
       Receivables                               (1,096)        (455)
       Inventories                               (1,196)        (439)
       Accounts payable and accrued expenses      2,531          119
       Sundry                                       158          144
                                                 ------        -----
     CASH PROVIDED BY OPERATING ACTIVITES           155          842

INVESTING ACTIVITIES
     Capital  expenditures                       (1,287)        (878)
     Sundry                                          34          (13)
                                                  -----         ----
     CASH USED IN INVESTING ACTIVITIES           (1,253)        (891)

FINANCING ACTIVITIES
     Change in deferred grants                      140           40
     Change in short-term debt                      333         (156)
     Issuance of long-term debt                   1,039          307
     Reduction of long-term debt                   (206)        (487)
     Issuance of Capital Stock                       30          237
                                                  -----       ------
     CASH USED IN FINANCING ACTIVITIES            1,336         (59)

Effect of exchange rate changes on cash               9          (7)
                                                 -----        ------
Net change in cash                                  247        (115)
Cash at beginning of year                           402         479
                                                 ------       ------
     CASH AT END OF PERIOD                     $    649    $     364
                                                =======      =======

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

2 - Investment in Related Company and other subsidiaries
Harrison Alloys Inc. ("Harrison"), a fifty percent owned company, is recorded on the equity method of accounting. The recognition of past losses reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,561,000 at December 31, 1995. This amount, combined with a deferred credit of $968,000 which originated from a restructuring in 1994, equaled the balance of a bank loan of Harrison ($2,529,000) which the Company guaranteed. In February 1996, Harrison sold its foreign operations and repaid the bank loan. Accordingly, Driver-Harris Company recorded income from its negative investment in Harrison of $1,561,000 and amortization of the deferred credit of $968,000, less the accumulated translation adjustment related to the foreign operations sold by Harrison carried on the balance sheet of $1,634,000 (included in other credits).

	The Company owns Irish Driver-Harris Co. Ltd., a producer of insulated electrical wire and cable, located in Ireland and the U.K. In September
1997, the Company sold its 50% interest in Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia for a net profit of $128,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
In connection with the sale by Harrison of its foreign subsidiaries in February 1996 and repayment by Harrison of bank debt guaranteed by the Company, with a portion of the proceeds, the Company (i) collected certain receivables from Harrision, (ii) repaid domestic bank debt, (ii) was relived of the Harrison debt guarantee obligation. The Company expects to continue to be dependent upon the license agreement with Harrison for its U.S. operating cash flow. Since Harrison has experienced losses in recent years, its cash flow is uncertain, however, the Company believes it has adequate cash and other options available in the foreseeable future in the event the amounts due under the license agreement are not collected.

To assist Harrison in obtaining financing and to strengthen this 50% owned affiliate in its restructuring efforts, the Company revised its licensing and commission fee schedule to defer payments until the last quarter of 1997. These fees will not be recorded in income until such amounts are collected.

Results of Operations
Net sales to customers increased by 5.4% during the first nine months of 1997 compared to the same period in 1996. However, although units shipped increased by 10.5% over the same period in 1996, the gross profit percentage decreased to 13.8% from 16.1% because of lower selling prices resulting from aggressive price cutting within the cable industry and the impact of significant changes in the relative values of UK Sterling, Irish Punt and U.S. Dollar as well as a one-time write down of inventory values at the UK distribution company. Overall, manufacturing operations declined in profitability while distribution operations performed marginally. Other revenues decreased due to the deferral of license and commission fees from Harrison as mentioned in the previous paragraph. Selling, general and administrative expenses increased to 15.2% of net sales from 12.6% in 1996, due to start-up costs at a new production facility in Ireland as well as restructuring costs incurred in the U.K. distribution operations. Interest expense increased due to higher average borrowings in 1997 compared to the same period in 1996 due to increased capital spending in Ireland. The Company disposed of its 50% interest in Quality Heat Treatment Pty. ltd., Australia, in September 1997, recording a net gain of $128,000 on the transaction. The Company retained certain distribution rights to QHT's technology and products in the United States as part of this disposition.
As a result of the U.K. Pound Sterling strengthening against the Irish
Pound, the Company's Irish subsidiary recorded a foreign exchange gain of $232,000 in the first nine months of 1997. The Irish subsidiary transacts 75% of its business in Sterling.

Income taxes for 1997 result from foreign taxable income at the Company's Irish subsidiary. The disproportionate income tax provision in 1996 is primarily because the equity in related company (Harrison) is not taxable income to the Company and because of the benefits of operation loss carry-overs in the United States. The Company has tax loss carryforwards of approximately $6,400,000 available to offset future U.S. taxable income, which expire between 1999 and 2010.

Effects of Change in Accounting Principles
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted for the Comany's year ending, December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of the adoption is not expected to have a material impact on the earnings per share calculation.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIVER-HARRIS COMPANY

Date:   November 13, 1997              By:    Thomas J. Carey
                                              Chief Finacial Officer