Form 10-K405
period 1997-12-31
DRIVER HARRIS CO
filed 1998-03-31
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549

                           FORM 10-K
(Mark One)
|_X_|Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934
       For the fiscal year ended December 31, 1997
 __
|__| Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934
          For the transition period from ___________ to _________________

Commission file number 1-1212
                     DRIVER-HARRIS COMPANY
----------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
            New Jersey                                      22-0870220
-------------------------------------------             ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

308 Middlesex Street, Harrison, NJ                            07029
-------------------------------------------             ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (973) 483-4802
                                              -------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange
          Title of each class:               on which registered:
          -----------------------           -----------------------------
          Common stock - par                 American Stock Exchange
           Value $0.83 1/3

Securities registered pursuant to Section 12(g) of the Act:           NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
        Yes _X_         NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K      [ X ]

The aggregate market value of the voting stock held by non-affiliates and the total number of common shares outstanding as of March 16, 1998:
     Market Value - $ 13,047,167          Common Stock - 1,340,421 Shares

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the annual proxy statement anticipated to be filed on or about April 29, 1998 are incorporated into Part III.

                             PART I
Item 1.   Business
     (a)  General Development of Business

The Company is engaged in the business of manufacturing and marketing non-ferrous metal products, principally insulated electrical wire and cable through its wholly owned subsidiary, Irish Driver-Harris Co. Ltd., located in Ireland and the U.K.

In 1994, the Company restructured its operations whereby the Company transferred its overseas resistance operations to Harrison Alloys, Inc. as well as its U.S. operating subsidiary in exchange for an increase to 50% of the Company's ownership of Harrison.

In February 1996, Harrison sold its foreign operations to Kanthal AB, a Swedish company, and used a portion of the proceeds to repay a bank loan ($2,529,000) which the Company had guaranteed.

In September 1997, the Company sold its 50% interest in Quality Heat Treatment Pty. Ltd.,a company in the furnace manufacturing and heat treating business, located in Australia, for a net profit of $128,000.

b)  Financial Information About Industry Segments

For the three years ended December 31, 1997, the Registrant operated in a single industry segment, metal products.

(c)  Narrative Description of Business

  (i) The principal products manufactured by the Registrant and its subsidiaries are insulated electrical wire and cable. These products are sold principally to the construction, appliance, and electrical equipment industries by the Company's sales staff and through agents.

     The following represents a breakdown of the Registrant's total net sales for the last three fiscal years (in thousands):

                    Insulated
                    Electrical
                    Wire & Cable                  Other
          1995       $32,745                      $2,598
          1996        37,376                       3,321
          1997        39,950                       1,066

     (ii) The Company's newly established specialty cable operation in Kilkenny, Ireland began producing cable in the fall of 1997. The facility continues to ramp-up its production capabilities. The focus of this factory is to manufacture lower volume, higher value-added cable products as part of the Company's ongoing effort to shift its manufactured product orientation toward higher margin specialty cable. The Kilkenny plant's initial product is a high quality fire alarm cable designed to comply with the most stringent alarm cable standards worldwide.

    (iii) The principal sources of raw material for insulated electrical wire and cable products-copper wire conductor and PVC insulating materials-are refining and wire drawing and chemical companies, respectively. During the past fiscal year, availability of raw materials was satisfactory, although copper prices rose until May and then steadily declined for the remainder of the year.

     (iv) The Company owns certain trademarks which are maintained internationally. As part of the 1994 restructuring described in item 1(a), the Company granted Harrison a license to use certain trademarks in consideration for specified license fees which have presently been deferred.

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

     (vii) The Registrant and its subsidiaries have two customers, which together represent 22.2% of consolidated receivables and 17.3% of consolidated revenues for 1997. These receivables are insured against bad debts.

     (viii) The following amounts represent the backlog of orders believed to be firm as of the end of each year; all were expected to be filled within the following year:

                               Irish Driver-Harris Co. Ltd.
     December 31, 1996                  $ 943,000
     December 31, 1997                     70,000

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

     (xii) Harrison Alloys Inc. has assumed all environmental obligations with respect to the Company's former U.S. plant facilities.

     (xiii) The number of persons employed by the Registrant and its subsidiaries at the end of the last fiscal year was 158.

(d)  Financial Information about Foreign and Domestic Operations and Export
Sales

  (i) Information regarding foreign and domestic operations is provided in Notes 3 and 9 to the consolidated financial statements.

  (ii) The Registrant depends heavily on foreign operations for the generation of earnings. The insulated wire and cable operations are located
in Ireland and the U.K.   These countries are considered to have relatively
stable governments and minimum political risk; nonetheless there is exposure to fluctuations in currency exchange rates and normal business risk.

(e)  Executive Officers of the Registrant

          Name                Age       Position
     Frank L. Driver IV        37       President, Chief Executive Officer
     Lavinia Z. Emery          53       Secretary and Assistant Treasurer
     Thomas J. Carey           61       Chief Financial Officer

     Officers are elected annually by the Board of Directors for one-year terms expiring in June.

     Mr. Frank L. Driver IV joined the Company in 1989 as Assistant Controller; in 1991 he was elected Vice President-Marketing and in 1993 he became Vice President-Finance. In September 1994, he was elected President. Prior to joining the Company, he was a senior financial analyst with General Motors Corp. Mr. Driver is the nephew of Mr. David A. Driver, Chairman of the Company.

     Ms. Lavinia Z. Emery joined the Company in 1982 in an administrative capacity. In 1985 she was elected Assistant Secretary and Assistant Treasurer. In 1988 she was elected Secretary and Assistant Treasurer.

     Mr. Thomas J. Carey was hired by the Company as a Consultant and Chief Financial Officer in 1995. In 1992 through 1994, he was Chief Financial Officer of the Home News Company, New Brunswick, NJ and prior to that a partner of Deloitte & Touche.

Item 2.   Properties

     The principal properties of the Registrant and its subsidiaries are two plants and related distribution centers in Ireland. The main plant was constructed in 1990 and is deemed adequate for the enterprise. Additional adjacent land was acquired in 1997 for expansion. Both are owned by the Irish subsidiary and subject to liens by the lenders. The second plant was acquired under a long term Irish Development Authority financing plan in 1997 and has adequate room for expansion.

Item 3.   Legal Proceedings

     None of material nature.

Item 4.   Submission of Matters to a Vote of Security Holders

     None in the fourth quarter of 1997.

                            PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
    Matters

  (a) The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for the stock were as follows:

                       1997                 1996
     Quarter      High      Low       High         Low
     First        10        8 5/8      6 1/2     5 1/2
     Second       10 5/8    9 5/8      8 7/8     6 1/2
     Third        13 1/4   10          8 1/4     5 1/2
     Fourth       13 3/4    9 3/4      8 7/8     7 1/8

     (b) The approximate number of common shareholders as of March 16, 1998 was 390. This figure represents the sum of the number of shareholders of record, plus an estimate of the number of individual shareholders whose shares are held collectively by stockbrokers.

     (c) The Company has not paid cash dividends during 1997 and 1996. The note payable to the Pension Benefit Guaranty Corporation (PBGC) prohibits the payment of cash dividends without permission of the PBGC (reference is made to Note 4 to the consolidated financial statements).

Item 6.   Selected Financial Data

        - - - - Y e a r     E n d e d     D e c e m b e r     3 1 - - - - -
                                             Pro Forma
                                            (Unaudited)
                     1997    1996     1995    1994      1994    1993
                       (Amounts in thousands, except per share data)
Net sales and other
   Revenues       $41,179  $41,724  $36,719 $29,060   $60,558  $83,997

Net (Loss) Income    (565)   2,452    1,332    (490)     (976)  (1,992)

Total assets       20,724   21,178   16,255       -    15,893   38,609

Long-term debt      2,476    2,023    1,907       -     2,734    4,098


Per Common Share:
 Basic Net (Loss)
   Income           $(.42)   $1.86    $1.03   $(.38)   $(.75)   $(1.54)
                      ===     ====    ====     ====     ====      ====
Diluted Net (Loss)
   Income           $(.42)   $1.86    $1.03   $(.38)   $(.75)  $(1.54)
                      ===     ====    ====     ====     ====     ====
Basic earnings per share
   weighted average shares
   outstanding      1,339    1,317   1,295    1,294    1,294    1,294
                    ====     ====    ====     ====     ====     ====
Diluted earnings per share
 weighted average shares
 outstanding       1,354    1,321    1,296    1,294    1,294    1,294
                   ====     ====      ====    ====      ====     ====

During 1997, the Company adopted the provisions of Financial Accounting Standards Statement No. 128, "Earnings Per Share". As a result all prior year share amounts have been recalculated to conform with Statement 128.

In 1997, the Company sold its 50% interest in Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia, for a net profit of $128,000 ($.09 per share).

In 1996, the Company's fifty percent owned company, Harrison, sold its foreign operations to Kanthal AB a Swedish company. (See Note 1 of the financial statements.) This transaction increased net income by $895,000 ($.68 per share).

In 1994, the Company restructured its foreign electrical resistance wire operations and divested its U.S. operating company. The pro forma amounts above give effect to the restructure on March 18, 1994 and Alloys divestiture as if both transactions occurred on January 1, 1994.

In 1993, the Company adopted SFAS 106 "Employers' Accounting for
Postretirement Benefits Other Than Pensions". This change increased the 1993 net loss by $180,000 ($.14 per share).

Overview and Financial Condition:

The Company, directly and through its subsidiaries and affiliate, is engaged in the business of manufacturing insulated electrical wire and cable through its wholly owned subsidiary, Irish Driver-Harris Co., Ltd., located in Ireland and the U.K.

In 1994, the Company restructured its operations whereby the Company transferred its overseas resistance operations to Harrison Alloys Inc. as well as its U.S. operating subsidiary in exchange for an increase to 50% of the Company's ownership of Harrison. Although Harrison is required to pay to the Company license fees and commissions totaling $500,000 per year from 1994 to 2003, which is recorded in other income, no payments have been received since December 1996 and Harrison is presently restructuring its operations. Income from Harrison will not be recorded until amounts are received.

Under the New Jersey Industrial Site Recovery Act certain clean-up procedures must be completed with respect to the New Jersey locations. Harrison has assumed all of the obligations and liabilities of the Registrant and Alloys under any federal and state environmental laws pursuant to the 1994 restructuring.

The Company has a note payable to the Pension Benefit Guarantee Corporation ("PBGC")which is due September 2000. The PBGC has the right to convert the entire unpaid principal and accrued interest into common stock of the Company. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC. See further discussion in Note 4 to the consolidated financial statements.

In connection with the sale by Harrison of its foreign subsidiaries in February 1996, and repayment by Harrison of bank debt, guaranteed by the Company, with a portion of the proceeds, the Company (i) collected certain receivables from Harrison, (ii) repaid domestic bank debt and, (iii) was relieved of the Harrison debt guarantee obligation.

In November 1996, the Company purchased the assets of a distribution company, Kestrel Cables Distribution Limited, in the U.K. for $1,342,000. Kestrel incurred a substantial loss in 1997 due to restructuring costs including write down of inventories. Management believes the steps taken to reduce the cost structure will enable the Company to achieve profitability in 1998.

Capital expenditures during the year totaled $2,191,000, including approximately $2,137,000 in additions to property, plant and equipment for the Company's Irish subsidiary. Cash flow from short-term borrowings was sufficient to fund the capital expenditures at the Company's Irish subsidiary. At December 31, 1997, the Company's subsidiaries had approximately $5,431,000 of available bank lines of credit of which $4,179,000 was outstanding at year end. Additionally, the Company had $848,000 in cash and cash equivalents on hand at December 31, 1997.

The ratio of current assets to current liabilities was 1.36 at the end of 1997, compared with 1.47 at the end of 1996. Current assets decreased slightly due to the disposal of the Company's 50% interest in Quality Heat Treatment Pty. Ltd., in Australia, which was consolidated in 1996.

The Company believes it has adequate cash flow to meet its ongoing obligations which include debt repayments and capital commitments of its subsidiaries.

Impact of Year 2000

The Company's major computer system and related programs are resident in its operating subsidiary in Ireland. The Company is presently assessing its software there to be certain its computer systems will function properly with respect to dates in the year 2000 and thereafter. The assessment project is planned to be completed before year end December 31, 1998. The Company believes that with modification to existing software and conversions to new software, the Year 2000 issue will not pose significant problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. Based on management's best estimates, the purchase cost of new software that will be capitalized and related costs to be expensed as incurred are estimated to approximate $80,000. However, there can be no guarantee that these expectations will be achieved and actual results could differ materially from those presently anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Results of Operations

Year ended December 31, 1997 compared to year ended December 31, 1996

Although net sales to customers decreased by 11% in the last quarter compared to 1996, net sales increased slightly for the entire year. Units shipped for the year were up 3.0% in the last quarter and 8.7% for the year. 1997 included $1,066,000 for the Australian subsidiary compared to $3,508,000 for the full year of 1996. The gross profit percentage dropped to 13.8% from 16.9% in 1996. This was due primarily to lower selling prices resulting from aggressive price cutting within the cable industry and the impact of significant changes in the relative values of the Irish Punt, UK Sterling and the U.S. Dollar, as well as a one-time write down of inventory values at the UK distribution company. Selling, general and administrative expenses rose as a percentage of net sales to 14.0% in 1997 compared to 13.1% in 1996. This was due primarily to start-up expenses at the new UK distribution company and the new manufacturing facility in Ireland. Interest expense increased by 31.8% due to higher average borrowings in Ireland for capital spending compared to 1996.

As a result of the UK Pound Sterling strengthening against the Irish Punt, the Company's Irish subsidiary recorded a foreign exchange gain of $374,000 in 1997. The Irish subsidiary transacts 75% of its business in Sterling.
The Company disposed of its 50% interest in Quality Heat Treatment Pty. Ltd., Australia, in September 1997, recording a net gain of $128,000 on the transaction.

Income taxes for 1997 result from foreign taxable income at the Company's Irish subsidiary. The Company has tax loss carry forwards of approximately $6,500,000 available to offset future U.S. taxable income, which expire between 1999 and 2010. A valuation allowance of $2,560,000 and $2,440,000 has been provided at December 31, 1997 and 1996 respectively. These valuation allowances were established since it is not certain that the deferred tax assets, primarily the net operating loss carry forwards, will be realized. See further discussion in Notes 1 and 6 to the consolidated financial statements.

Year ended December 31, 1996 compared to year ended December 31, 1995

Net sales to customers increased by 15.1% for the year and 12.2% for the fourth quarter compared to 1995. This was primarily due to an increase in units shipped for the year. The gross profit percentage improved to 16.9% for 1996 compared to 14.4% in 1995. The gross profit percentage had decreased in early 1995 because of the higher cost of raw materials,
principally copper and PVC.   Selling prices were subsequently increased as
a result of these higher raw material costs, and the gross profit percentage for the last quarter of 1995 was 17.0%. Selling, general and administrative expenses rose as a percentage of net sales to 13.1% in 1996 compared to 12.3% in 1995 due primarily to start-up expenses at the new distribution company (see prior page). Interest expense decreased slightly due to lower average borrowing in 1996 compared to 1995.

Item 7. Management' Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The provision for income taxes for 1996 was $225,000, or 8.4% of pretax income. The provision for income taxes for 1995 was $98,000 or 6.9% of pretax income. The difference between the effective tax rate and statutory rate is primarily due to taxes of foreign subsidiaries at rates different than the U.S. statutory rates and the benefit of net operating carry forwards available to offset future U.S. taxable income. The utilization of tax loss carry forwards provided tax benefits of $42,000 in the 1995 period. The Company has tax loss carry forwards of approximately $6,400,000 available to offset future U.S. taxable income. Such carry forwards expire in various years between 1999 and 2010. A valuation allowance of $2,440,000 and $2,470,000 has been provided at December 31, 1996 and 1995 respectively. These valuation allowances were established since it is not certain that the deferred tax assets, primarily the net operating loss carry forwards, will be realized. See further discussion in Notes 1 and 6 to the consolidated financial statements.

The foregoing discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements.

Item 8.   Financial Statements and Supplementary Data

This information is submitted in a separate section of this report.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None



                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

The table listing this information with respect to directors of the Company, and the statement of compliance with Sec. 16(a) of the Exchange Act, included in the proxy statement anticipated to be filed on or about April 29, 1998, is herein incorporated by reference. The information with respect to executive officers is included in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information with respect to officers and directors of the Company, included in the proxy statement anticipated to be filed on or about April 29, 1998, is herein incorporated by reference.

Item 12.  Security ownership of Certain Beneficial Owners and Management

The information required by this item, included in the proxy statement anticipated to be filed on or about April 29, 1998, is herein incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this item, included in the proxy statement anticipated to be filed on or about April 29, 1998, is herein incorporated by reference.


          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) (1) and (2) This portion of Item 14 is submitted in a separate section of this report.
     (3)  Listing of Exhibits
          Exhibit 3.   Certificate of Incorporation and By-Laws
          Exhibit 10.  Material contracts
          Exhibit 21.  Subsidiaries of the Registrant
          Exhibit 27.  Financial Data Schedule

 (b)  Reports on Form 8-K

          None filed in the fourth quarter of 1997.

 (c)  Exhibits
                                                            Incorporated
                                                             by Reference
                                                              to SEC Form
      Exhibit 3.    Articles of Incorporation and By-Laws     8-K dated
                                                           November 1, 1982

                    Amendments thereto                    8-K dated
                                                    June 17, 1987

      Exhibit 10.    Material Contracts:
                                                                Incorporated
                                                                by Reference
                                                               to SEC Form
                    Settlement Agreement with Pension
                    Benefit Guaranty Corporation dated         8-K dated
                    December 22, 1993                       December 22, 1993

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

     Exhibit 21.    Subsidiaries of the Registrant as of December 31, 1997

          SUBSIDIARIES OF THE REGISTRANT

          Name                          Jurisdiction of Incorporation
          Driver-Harris Alloys Inc.      New Jersey (Inactive Corporation)
          Irish Driver-Harris Co. Ltd.            Ireland
          Kingston Cable Distributors Ltd.        United Kingdom
             (Subsidiary of Irish Driver-Harris Co. Ltd.)
          Kestrel Cables Distribution Ltd.        United Kingdom
             (Subsidiary of Irish Driver-Harris Co. Ltd.)

          Exhibit 27.    Financial Statement Schedules

This portion of Item 14 is submitted in a separate section of this report.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DRIVER-HARRIS COMPANY


March 30, 1998                     /s/    Thomas J. Carey
--------------------       ------------------------------------------------
Date                               Thomas J. Carey
                                   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Ralph T. Bartlett                     /s/    David A. Driver
----------------------------            -------------------------------
Ralph T. Bartlett                       David A. Driver
Director                                Chairman
Date:     March 30, 1998                Date:   March 30,1998



/s/   H. L. Biggerstaff                      /s/    Frank L. Driver IV
------------------------------          ----------------------------------
H. L. Biggerstaff                    Frank L. Driver IV
Director                             Director, President and Chief Executive
Date:     March 30, 1998             Officer
                                     Date: March 30, 1998

              Annual Report on Form 10-K Item 8,
              Item 14(a) (1) and (2), (c) and (d)

               List of Financial Statements and
                 Financial Statement Schedules

                       Certain Exhibits

                 Financial Statement Schedules

            Driver-Harris Company and Subsidiaries

                       December 31, 1997

            Driver-Harris Company and Subsidiaries

               Form 10-K Item 14(a) (1) and (2)

List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of Driver-Harris Company and Subsidiaries are included in Item 8:

  Consolidated Balance Sheets - December 31, 1997 and 1996         Page 20

  Consolidated Statements of Operations - Years ended December 31, 1997,
     1996 and 1995                                                 Page 22

     Consolidated Statements of Stockholders' Equity - Years ended
     December 31, 1997, 1996 and 1995                              Page 23

     Consolidated Statements of Cash Flows - Years ended December 31,
     1997, 1996 and 1995                                           Page 24

     Notes to Consolidated Financial Statements                    Page 25


The following consolidated financial statement schedules of Driver-Harris Company and Subsidiaries are included in Item 14(d):

     Schedule I  - Condensed Financial Information of Registrant      Page 42

     Schedule II - Valuation and Qualifying Accounts                  Page 43


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                Report of Independent Auditors

Board of Directors
Driver-Harris Company


We have audited the accompanying consolidated balance sheets of Driver-Harris Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1997. Our audits also included the financial statement schedules listed at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of certain foreign consolidated subsidiaries which statements reflect total assets constituting 23% in 1997 and 29% in 1996, and total revenues constituting 20% in 1997, 21% in 1996 and 9% in 1995 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for such subsidiaries, is based solely on the reports of other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Driver-Harris Company and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.


MetroPark, New Jersey
March 20, 1998                          /s/    ERNST & YOUNG LLP

           AUDITORS' REPORT TO THE MEMBERS

                              of

              KINGSTON CABLE DISTRIBUTORS LIMITED



We have audited the accompanying balance sheets of Kingston Cable Distributors Limited as of 31 December 1997 and 31 December 1996 and the related statements of profit and loss and cash flows for each of the three years in the period ended 31 December 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingston Cable Distributors Limited as of 31 December 1997 and 31 December 1996, and the results of its operations and its cash flows for each of the three years in the period ended 31 December 1997, in conformity with generally accepted accounting principles of the United States.





27 March 1998                      /s/  James, Stanley & Co.
                                        Registered Auditors
                                        Chartered Accountants
                                        1733 Coventry Road
                                        South Yardley
                                        Birmingham
                                        B26 1Dt

                       AUDITORS' REPORT TO THE MEMBERS

                              of

              KESTREL CABLES DISTRIBUTION LIMITED



We have audited the accompanying balance sheets of Kestrel Cables Distribution Limited as of 31 December 1997 and 31 December 1996 and the related statements of profit and loss and cash flows for the year ended 31 December 1997 and the two month period ended 31 December 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Cables Distribution Limited as of 31 December 1997 and 31 December 1996, and the results of its operations and its cash flows for the year ended 31 December 1997 and the two month period ended 31 December 1996 in conformity with generally accepted accounting principles of the United States.




27 March 1998                      /s/  James, Stanley & Co.
                                        Registered Auditors
                                        Chartered Accountants
                                        1733 Coventry Road
                                        South Yardley
                                        Birmingham
                                        B26 1DT

                Driver-Harris Company and Subsidiaries

                  Consolidated Balance Sheets

                  Dollar Amounts in Thousands

                                             December 31
                                        1997               1996
Assets                                  ------------------------
Current Assets:
     Cash                               $     848      $      402
     Receivables, less allowances of $406
         and $408                           9,325           9,275
     Inventories:
         Materials                            536              624
         In process                           254              413
         Finished                           3,920            3,925
                                         --------           --------
                                            4,710            4,962
     Prepaid expenses                         497              937
                                          --------          --------
Total current assets                       15,380           15,576

Other assets                                   16               107

Property, plant and equipment, at cost:
     Land and buildings                     3,480             3,278
     Machinery and equipment                3,731             4,229
     Office equipment                         242                361
                                       ----------           --------
                                            7,453            7,868
     Less accumulated depreciation and
       amortization                         2,125            2,373
                                         --------           --------
                                            5,328            5,495
                                          --------          --------
                                          $20,724           $21,178
                                            =====           =====

See accompanying notes.

                  Driver-Harris Company and Subsidiaries

                  Dollar Amounts in Thousands

                                             December 31
                                             1997      1996
                                        ------------------------
Liabilities and stockholders' equity
Current liabilities:
Short-term borrowing                   $ 4,179            $ 2,664
Current portion of long-term debt          515                492
Accounts payable                         5,176              5,594
Accrued expenses                         1,293              1,572
Income taxes payable                       108                263
                                       -------           ----------
Total current liabilities               11,271             10,585

Long-term debt                           2,524              2,023
Deferred Grants                            796                812
Deferred foreign income taxes              147                174
Postretirement benefit liabilities         574                279
Sundry liabilities                         149                185
                                       -------             --------
                                        15,461             14,058
Stockholders' equity:
 Common stock -- par value $0.83 1/3 per share:
 Authorized 3,000,000 shares; issued 1,424,928
  shares at December 31, 1997 and December
  31, 1996 (including 84,507 and 87,757
  treasury shares at December 31, 1997
              and 1996)                 1,223               1,221
  Additional paid-in capital            2,228               2,200
  Retained earnings                     3,030               3,595
  Equity adjustment from translation   (1,218)                104
                                      --------              --------
                                        5,263               7,120
Commitments and contingencies
                                      --------             -------
                                      $20,724              $21,178
                                       =====                 =====

See accompanying notes.

            Driver-Harris Company and Subsidiaries

             Consolidated Statements of Operations

      Dollar Amounts in Thousands, Except per Share Data

                                           Year ended December 31
                                        1997      1996      1995
Revenues:
     Net sales                          $41,016   $40,697    $35,343
     Other                                  163     1,027      1,376
                                        -------  --------   --------
                                         41,179    41,724     36,719
Costs and expenses:
     Cost of sales                       35,350     33,804     30,258
      Selling, general and administrative 5,770      5,343      4,362
                                     --------     ---------     --------
Income from Operations                      59       2,577       2,099

     Interest expense                    1,074         816         829
     Foreign exchange (gain) loss and sundry
                                          (374)        (21)       (20)
     Equity in net (gain) loss of
      related company                     (140)
     Gain on sale of interest in
      Australian subsidiary               (128)
     Gain in connection with sale of
       foreign
       operations by related company                  (895)
                                     --------      --------      --------
(Loss) income before income taxes        (513)       2,677       1,430

Provision for income taxes                 52          225          98
                                      -------      --------     --------
Net income (loss)                     $  (565)     $ 2,452      $ 1,332
                                        =====      =====      =====
Basic net income (loss) per share      $ (.42)      $ 1.86       $ 1.03

Diluted net income (loss) per share    $ (.42)      $ 1.86       $ 1.03


See accompanying notes.

            Driver-Harris Company and Subsidiaries

        Consolidated Statements of Stockholders' Equity

          For the three years ended December 31, 1997

                  Dollar Amounts in Thousands

                                                            Equity
                                 Additional   Retained    Adjustment
                         Common   Paid-In     Earnings    From Trans-
                         Stock    Capital    (Deficit)     lation     Total
                         -----------  -------------     ------    -------

Balance at
   January 1, 1995     $ 1,187    $ 1,982    $    (189)   $ (2,072)  $   908
     Sale of 2,850
       treasury shares                 15                                 15
   Net income                                    1,332                 1,332
   Adjustments from exchange
     rate changes                                              189       189
                        ---------------------------------------------------
   Balance at
     December 31, 1995  1,187       1,997        1,143      (1,883)    2,444
   Exercise of 782
     treasury shares        1           5                                  6
   Directors compensation   2          11                                 13
   Exercise of 37,500
     option shares         31         187                                218
   Net income                                    2,452                 2,452
   Adjustment from exchange
     rate changes                                              293       293
   Adjustment in connection with
     sale of foreign operations by
     related company                                         1,694     1,694
                      ------------------------------------------------------
Balance at
  December 31, 1996     1,221       2,200        3,595         104     7,120
  Directors' and Officers
     compensation           2          28                                 30
  Net loss                                        (565)                 (565)
  Adjustments from exchange
      rate changes                                          (1,322)   (1,322)
                      ------------------------------------------------------
  Balance at
   December 31, 1997  $ 1,223     $ 2,228      $ 3,030     $(1,218)  $ 5,263
                      ======================================================

   See accompanying notes.

            Driver-Harris Company and Subsidiaries

             Consolidated Statements of Cash Flows

                  Dollar Amounts in Thousands

                                      Year ended December 31
                                   1997          1996           1995
Operating activities
Net income (loss)                $   (565)       $ 2,452         $ 1,332
Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization   643           676              471
      Provision for doubtful accounts  76           111             (113)
      Gain on sale of fixed assets    (13)         (172)
      Gain on sale of foreign
        subsidiary                   (128)
      Equity in related company                  (1,561)            (140)
      Non-cash compensation            30            19
      Deferred credit                              (968)            (298)
      Elimination of equity adjustment from
        translation for foreign operations
        sold by related company                   1,634
      Account with related company                  253              (50)
      Receivables                  (1,837)       (1,558)              219
      Inventories                    (520)         (235)              (32)
      Prepaid expenses                353          (498)             (156)
      Accounts payable and accrued
         expenses                     772            (3)              689
      Sundry                          (13)          (57)               (8)
                                   ---------------------------------------
Net cash provided by (used in) operating
      activities                   (1,202)           93             1,914

Investing activities
Capital expenditures               (2,191)       (1,576)             (441)
Proceeds from sale of fixed assets    552           234
Assets purchased through acquisition             (1,164)
Proceeds from sale of subsidiary      225
Sundry                                               48                 34
                                  -----------------------------------------
Net cash used in investing
  activities                       (1,414)       (2,458)             (407)

Financing activities
Change in short-term debt           2,054         1,847           (1,083)
Change in deferred grants             110           300               (7)
Proceeds from issuance of
  long-term debt                    1,322           313              239
Reduction of long-term debt          (389)         (391)            (662)
Issuance of capital stock                           215
Sundry                                                                15
                                   ---------------------------------------
Net cash provided by (used in) financing
      activities                    3,097         2,284           (1,498)

Effect of exchange rate changes
      on cash                         (35)            4                9
                                   ---------------------------------------
Net change in cash                    446           (77)              18
Cash at beginning of year             402           479              461
                                   ----------------------------------------
Cash at end of year               $   848      $    402          $   479
                                   ========================================
Supplemental disclosure of cash flow information
Cash paid during the year for:
      Interest                     $  988      $    727           $   744
      Income taxes                                   41                 8

Supplemental schedule of non-cash investing activities
      Receivables offset against purchase
          price of acquisition                 $    178

See accompanying notes.

            Driver-Harris Company and Subsidiaries

          Notes to Consolidated Financial Statements

                  December 31, 1997 and 1996

1.  Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Driver-Harris Company (the "Company") and its wholly-owned subsidiary, Irish Driver-Harris Co. Ltd. ("IDH"), located in Ireland and the U.K. and the operations of Quality Heat Treatment Pty. Ltd. through its disposition in September, 1997. Intercompany accounts, transactions and profits have been eliminated in consolidation.

In November 1996, the Company, through a holding company wholly owned by its Irish subsidiary, purchased the assets, substantially inventory, of a distributor in the U.K. for approximately $1,342,000 of which $178,000 was netted against amounts owed to IDH from the seller. The acquisition was accounted for as a purchase and no goodwill resulted from the transaction. The new company distributes cable products and insulated wire products in the U.K. and Europe. Two months of operations of this distributorship have been included in the Company's consolidated financial statements for 1996.

The Company, directly and through its subsidiaries, is engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable.

Harrison Alloys Inc. ("Harrison"), (referred to herein as a "related company") a fifty percent owned company, is recorded on the equity method of accounting. The recognition of losses reduced the carrying amount of the Company's investment in Harrison to a negative balance (liability) of $1,561,000 at January 1, 1996. This amount, combined with a deferred credit of $968,000 which originated from a restructuring in 1994, equaled the balance of a bank loan of Harrison ($2,529,000) which the Company guaranteed. In the first quarter of 1996, Harrison sold its foreign alloy companies and repaid the debt guaranteed by the Company with a portion of the proceeds. Accordingly, the Company recorded income from its negative investment in Harrison of $1,561,000 and the elimination of the deferred credit of $968,000, less the accumulated translation adjustment (related to the foreign operations sold by Harrison) carried on the balance sheet of $1,634,000. 200,000 pledged shares of the Company and the capital stock of the Irish subsidiary held as collateral for the guaranty were also returned to the Company. The Company will not recognize any income from its investment in Harrison until Harrison's income exceeds Harrison's losses not recognized by the Company as the Company previously had recorded losses from their investment in Harrison to the extent of the Harrison bank debt guarantee which as noted above is no longer in effect.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

Property, Plant and Equipment

Depreciation has been provided principally by the straight-line method based upon estimated useful lives of the depreciable assets.

Deferred Grants

Deferred grants represent foreign government grants received by its Irish subsidiary. The grants received with respect to capital expenditures are treated as a deferred credit and are amortized to income over the expected useful life of the related asset.

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

Earnings per Common Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been properly, and when appropriate, restated to conform to the Statement 128 requirements.

As required under the provisions of Statement 128, basic and diluted earnings per share are calculated as follows:

                                      1997      1996      1995
     Numerator:
          Net (Loss) Income        $ (565)     $ 2,452   $ 1,332

     Denominator:
     Basic earnings per share -
      weighted average shares   1,339,046    1,317,280   1,295,054
     Effect of dilutive shares -
      stock options                14,824        3,237       1,236
                                 --------   ----------  ---------
     Diluted earnings per share -
      adjusted weighted average
      shares                    1,353,870    1,320,517   1,296,290

     Basic Earnings per share    $ (.42)        $ 1.86     $ 1.03

     Diluted Earnings per share  $ (.42)        $ 1.86     $ 1.03

Employee Stock Options

As permitted under FASB Statement 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company elected to follow Accounting Principles Board Opinion No. 25, "accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or is greater than the market price of the underlining stock on the date of grant, no compensation expense is recognized. Since there were no stock options granted in 1997 and 1996, no disclosures required under FASB 123 were necessary.

Financial Instruments

The predominant portion of the Company's customers are engaged in the construction, appliance and electrical equipment industries in Ireland and Great Britain. The Company grants credit to its customers on open account. Two customers outstanding balances represent 22.2% of consolidated receivables at December 31, 1997. The majority of accounts receivable, including these two customers are insured against loss from bad debts. These same customers represent 17.3% of consolidated revenues.

Foreign Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the year. Translation adjustments are recorded as a separate component of equity. Changes in the equity account during 1997 and 1996 primarily resulted from such translation adjustments and the write-off of the amounts related to the foreign operations sold by Harrison.

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

Impairment of Long-lived Assets

In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FASB 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of FASB 121 had no effect on the financial statements.

Impact of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt the provisions of these Statements for the year 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a primary financial statement. The Company is currently evaluating reporting formats recommended under this Statement. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments.

Reclassification

Certain prior period amounts have been reclassified to conform with the current year presentation.

2.  Foreign Operations

Net assets which are located outside the United States and are included in the consolidated balance sheets are as follows (in thousands):

                                                  December 31
                                             1997              1996
     Assets
     Receivables                            $ 9,325         $ 9,275
     Inventories                              4,710           4,962
     Other current assets                       483             934
     Property, plant and equipment -- net     5,327           5,492
     Other assets                                16              75
                                            -----------------------
                                             19,861          20,738
     Liabilities
     Current Liabilities                     11,114            9,047
     Long-term debt                           1,475            1,044
     Other long-term liabilities                796              812
     Deferred income taxes                      147              174
     Sundry                                     149
                                           -------------------------
                                             13,681          11,077
                                           -------------------------
     Net assets outside the United States   $ 6,180         $ 9,661
                                            ========================


2.  Foreign Operations (continued)

Net (loss) income of the Company's foreign subsidiaries included in the accompanying financial statements amounted to approximately $(243,000) in 1997, $1,554,000 in 1996 and $614,000 in 1995.

Because the Company plans to continue to finance foreign expansion and operating requirements by reinvesting a substantial portion of the undistributed earnings of its foreign subsidiaries, United States income taxes have not been provided on such earnings. Unremitted earnings of foreign subsidiaries at December 31, 1997 amounted to approximately $7,748,000.

3.  Leases

Property, plant and equipment includes the following amounts related to capital leases (in thousands):

                                                 December 31
                                             1997            1996
     Machinery and equipment               $ 1,455        $ 1,087
     Less accumulated amortization             379            409
                                             ---------------------
                                           $ 1,076       $    678
                                             =====================

Amortization of the assets recorded under capital leases is included in depreciation expense.

The future minimum rental commitments for all operating leases as of December 31, 1997 are as follows (in thousands):

               1998                $   172
               1999                    172
               2000                    165
               2001                    417
               2002                    165
               Thereafter              755
                                     -------
                                    $1,846
                                      =====

Total rent expense under operating leases for 1997, 1996 and 1995 was $193,000, $272,000 and $249,000, respectively.

4.  Long-Term Debt and Lines of Credit

Long-term debt is as follows (in thousands):

                                            December 31
                                        1997             1996
     Note payable to Pension Benefit
          Guaranty Corp.              $ 1,049       $     979
     Other mortgage loans                 943           1,044
     Capitalized lease obligations        884             400
     Sundry                               163              92
                                        ------------------------
                                        3,039           2,515
     Less current portion                 515             492
                                        ------------------------
                                      $ 2,524        $  2,023
                                        ========================

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

The Other Mortgage Loans, which are the liability of a subsidiary, bear interest at 10% per year, and are due in monthly installments through 2000. These loans and the subsidiary's $4,275,000 general credit line are jointly collateralized by all of its assets with a net book value of $19,994,000. Under the terms of the loans, there are certain restrictions which limit the payment of dividends and management fees paid by the subsidiary.

4.  Long-Term Debt and Lines of Credit (continued)

Maturities of long-term debt at December 31, 1997 are as follows (in thousands):

                                        Capitalized
                                          Leases                Other
          1998                          $   226                $   289
          1999                              197                    337
          2000                              172                  1,264
          2001                              179                    250
          2002                              104                      -
          Thereafter                          6                     15
                                        ------------------------------
                                        $   884                $ 2,155
                                        ==============================

At December 31, 1997, the Company and its subsidiaries had available short-term bank lines of credit in the aggregate amount of approximately $5,431,000 (which includes the $4,275,000 general credit line) of which $4,179,000 was in use and is recorded as short-term borrowings on the balance sheet.

The weighted average interest rate on the short-term borrowings of the Company and its subsidiaries was 7.2% and 10.4% at December 31, 1997 and 1996, respectively.

5.  Postretirement Benefits - Pensions and Health Care

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

The actuarial assumptions used for the pension plans of the foreign subsidiary for 1997 and 1996 were as follows:

          Discount rate                           8%
          Annual rate of compensation increase    6%
          Long-term rate of return on plan assets 8%

5.  Postretirement Benefits - Pensions and Health Care (continued)

The funded status of the pension plans is as follows (in thousands):

                                                 December 31
                                             1997             1996
     Actuarial present value of
        accumulated benefit
        obligation, all vested                $ 1,332         $ 1,223
                                             ========================

     Projected benefit obligation (PBO)       $ 1,718         $ 1,723
     Fair value of plan assets, invested
      in pooled separate accounts of an
      insurance company                         1,617           1,454
                                             ========================
     Plan assets less than PBO                   (101)           (269)
     Unrecognized initial net gain               (256)           (181)
     Unrecognized prior service cost             (114)           (141)
     Unrecognized transition obligation           475             591
                                             -------------------------
     Accrued net pension liability          $      (4)         $    -
                                             =========================

Net pension expense for the Company's defined benefit pension plans for 1997 and 1996 included the following components (in thousands):

                                             1997              1996
  Service cost for benefits earned during
             the year                      $   126          $    122
  Interest cost on projected benefit
             obligation                        124               111
  Actual net gains on plan assets             (243)             (128)
  Net amortization                             143                44
                                             -------------------------
                                               150                149
     Less employee contributions                38                 37
                                             ------------------------
     Net pension expense                   $   112        $     112
                                             ========================

The Company also has a supplemental pension plan which provides benefits to the estate of the former Chairman. The net liability for such benefits as December 31, 1997 was approximately $435,000 and is reflected in the balance sheet in the postretirement benefit liabilities.

5.  Postretirement benefits - Pensions and Health Care (continued)

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

For 1997, 1996 and 1995, the Company's portion of postretirement benefit costs aggregated $36,000, $34,000 and $36,000, respectively.

                                               1997              1996
     Accumulated postretirement benefit obligation:
          Fully eligible plan participants $     -           $       -
          Other active plan participants       254                 244
                                               ------------------------
                                               254                 244

     Unrecognized transition obligation        102                  113
     Unrecognized net loss from past experience
        different from that assumed and from
        changes in assumptions                  12                   14
                                             --------------------------
     Accrued postretirement benefit cost     $ 140               $  117
                                             ===========================

Postretirement benefit costs for 1997, 1996 and 1995 included the following components (in thousands):

                                           1997      1996         1995
     Service cost for benefits earned during
          the year                     $     5      $     5      $     8
     Interest cost on accumulated postretirement
          benefit obligation                18           16           15
     Amortization of transition obligation  13           13           13
                                         -----      ------        ------
                                        $   36      $   34        $   36
                                           ====      ====            ====

5.  Postretirement Benefits - Pension and Health Care (continued)

The following assumptions were used at December 31, 1997 and 1996: a discount rate of 7.25% and a 1996 assumed health care cost trend rate of 5%.

A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1997 by $19,000 and the aggregate service and interest cost components of the postretirement benefit cost for 1997 by $4,000.

6.  Income Taxes

Income tax expense (credit) is composed of the following (in thousands):

                                   1997      1996      1995
          Foreign:
               Current             $ 79      $ 215          $ 51
               Deferred             (27)        10            47
                                   --------------------------------
                                   $ 52      $ 225          $ 98
                                   =================================

Pre-tax (loss) income attributable to domestic and foreign operations is as follows (in thousands):

                                   1997      1996           1995
          United States           $ (322)   $  898         $  718
          Foreign                   (191)    1,779            712
                                   --------------------------------
                                   $ (513)   $2,677        $1,430
                                   =================================

6.  Income Taxes (continued)

Following is a reconciliation of income tax expense (credit) to the amount based on the U.S. statutory rate of 35% (1997, 1996 and 1995):

                                   1997       1996            1995
     Income taxes based on U.S. statutory
          rate                     $ (180)   $   937        $   500
     Non-taxable income:
          Increase (reduction) of
             valuation allowances     120        (30)           (103)
          Life insurance proceeds                               (122)
          Gain in connection with sale of
             foreign operations by related
             company                            (339)
     Increase resulting from losses which
          provided no current tax benefit
          (including equity in losses in
          related company)                                         8
     Taxes of foreign subsidiaries at rates
          different than U.S. statutory
          rate                         119            (373)      (161)
     Other (net)                        (7)             30        (24)
                                   ---------------------------------------
                                     $  52           $ 225   $     98
                                   ======================================

The components of deferred tax assets and liabilities at December 31, 1997 and 1996, were as follows (in thousands):

                            1997                            1996
                   Assets         Liabilities         Assets     Liabilities
Inventories       $   64                             $     81
Depreciation                            $ 218                         $ 262
Accrued expenses     225                                  234
Tax loss carry
  forwards         2,285                                2,244
Tax credits           57                                   68
Sundry                                                                   99
                ----------------------------          -----------------------
                   2,631                  218           2,627           361
Valuation
  allowance        2,560                                2,440
               -----------------------------         ------------------------
     Total        $   71                $ 218         $   187          $ 361
               =============================         ========================

6.  Income Taxes (continued)

At December 31, 1997 the Company had approximately $6,500,000 of loss carry forwards available to offset future U.S. taxable income. Such carry forwards expire beginning in 1999. A valuation allowance of $2,560,000 and $2,440,000 has been provided at December 31, 1997 and 1996 respectively. These valuation allowances were established since it is not certain that the deferred tax assets, primarily the net operating loss carry forwards, will be realized.

7.  Employee Stock Options

The 1983 Driver-Harris Employee Incentive Stock Option Plan which expired in 1993 provided for the grant of stock options at 100% of market value on date of grant which are intended to qualify as "incentive stock options" under
Section 422 of the Internal Revenue Code. Under this plan, 45,000 shares of stock are reserved for issuance at December 31, 1997 and 1996. The following table summarizes the activity in the Plan:

                                            Number
                                          of Shares Price Per Share
          Outstanding January 1, 1994 and
              December 31, 1995           82,500  $4.00 to $8.50

          Exercised in 1996               37,500    4.00 to 6.875
                                        --------
          Outstanding December 31, 1997
              and 1996                    45,000  $5.25 to $8.50
                                          =====

The outstanding options at December 31, 1997 which are all fully vested, expire between 2000 and 2002.

During 1997, the Company issued 750 shares of stock valued at $10 per share to its non-executive Directors. In addition, the Company issued an additional 600 shares to two officers of the Company, as an incentive bonus. Also in 1997, the Company issued 400 shares to an outside consultant. Total compensation expense recorded in conjunction with the issuance of these shares was $30,000.

8.  Industry Segments and Geographic Areas

The Company and its subsidiaries operate in a single industry segment, the manufacture and sale of wrought non-ferrous metal products, principally insulated electrical wire and cable.


8.  Industry Segments and Geographic Areas (continued)

Geographic Areas
                         United    Western              Elimin-   Consol-
                         States     Europe      Other   ations    idated
     1997
Sales to outside
   customers            $39,950      $ 1,066                      $41,016
Other revenues          $    54          109                          163
                    ------------------------------------------------------
Total revenues          $    54      $40,059   $ 1,066            $41,179
                     ------------------------------------------------------
Loss (Income) before income
 taxes               $ (322)        $   (194)  $     3            $  (513)
                    =======================================================
Identifiable assets  $   371         $20,353   $     -            $20,724
                     ==================================             ======
     1996
Sales to outside
  customers          $              $37,376    $ 3,321            $40,697
Other revenues           575            265        187              1,027
                    -----------------------------------------------------
Total revenues       $   575        $37,641    $ 3,508            $41,724
                    -----------------------------------------------------
Income before income
  taxes              $   898        $ 1,711    $    68            $ 2,677
                     ====================================================
Identifiable Assets  $   440        $19,412    $ 1,326            $21,178
                     =================================             ======

     1995
Sales to outside
   customers         $              $32,745    $ 2,598            $35,343
Other revenues         1,145             55        176              1,376
                    -----------------------------------------------------
Total revenues      $  1,145        $32,800    $ 2,774            $36,719
                    =====================================================
Income (loss) before income
     taxes          $    718       $    746    $   (34)           $ 1,430
                    =====================================================
Identifiable assets $    356        $14,411     $ 1,488           $16,255
                    ===================================            ======




                                               December 31
                                        1997            1996
Assets
Current assets:
     Cash                               $    532       $    386
     Accounts receivable from
        subsidiaries                         829             932
                                        ---------        -------
Total current assets                       1,361           1,318

Investments in subsidiaries                5,667           7,247
Other assets                                  15              22
                                        ---------        -------
                                        $  7,043         $ 8,587
                                         =====             =====

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                   $    17          $    11
     Accrued expenses                       140              198
                                          -------        --------
Total current liabilities                   157              209

Long-term debt                            1,049              979
Postretirement benefit liabilities          574              279
                                          -------        --------
Total liabilities                         1,780            1,467

Stockholders' equity
     Common stock                         1,223            1,221
     Additional paid-in capital           2,228            2,200
     Retained earnings (deficit)          3,030            3,595
     Equity adjustment from translation  (1,218)             104
                                        ---------        -------
                                          5,263            7,120
Commitments (Note 1)
                                          --------       --------
                                        $ 7,043          $ 8,587
                                         =====             =====

                     Driver-Harris Company

  Schedule I - Condensed Financial Information of Registrant

              Condensed Statements of Operations

                  Dollar Amounts in Thousands


                                          Year Ended December 31
                                          1997            1996         1995
Fees from subsidiaries                 $    220       $    220      $   220
Fees from related company                                  500          500
Other income                                 54             75          685
                                          ----------------------------------
                                            274            795        1,405

Selling, general and administrative
    expenses                                638            707          745
Interest and financing expenses              70             69           82
Equity in net (gain) loss of related company                           (140)
Gain on sale of interest in Australian
  subsidiary                               (128)
Gain in connection with sale of foreign operations
    by related company                                    (895)
                                        ------------------------------------
(Loss) income before equity in net income
   (loss) of subsidiaries and income
    taxes                                  (306)           914         718

Equity in net (loss) income of
    subsidiaries                           (259)         1,538         614
                                        ------------------------------------
(Loss) income before income taxes          (565)         2,452        1,332

Income taxes
                                        -------------------------------------
Net (loss) income                        $  (565)       $2,452       $1,332
                                        ====================================

                      Driver-Harris Company

  Schedule I - Condensed Financial Information of Registrant

              Condensed Statements of Cash Flows

                                          Year Ended December 31
                                          1997          1996      1995
Operating activities
Net (loss) income                       $  (565)        $2,452    $1,332
Adjustments to reconcile net (loss)
 income to net cash used in operating
 activities:
  Undistributed net income (loss) of
    subsidiaries                            259         (1,538)    (614)
  Provision for doubtful accounts                          114
  Non-cash compensation                      30             19
  Increase (reduction) in retirement
     benefit liability                      295             74     (212)
  Receivables from subsidiaries             103           (338)     (81)
  Accounts payable and accrued expenses     (52)           (73)     (65)
  Deferred credit                                         (968)    (298)
  Equity in related company                             (1,561)    (140)
  Elimination of equity adjustment from
     translation for foreign operations
     sold by related company                             1,634
  Account with related company                             253      (50)
  Sundry                                     6             (14)      15
                                      -----------------------------------
Net cash provided by used in operating
   activities                               76              54     (113)

Investing activities
Sundry                                                               15
                                      -------------------------------------
Net cash provided by (used in)
   investing activities                                              15

Financing activities
Change in short-term debt                                           (10)
Increase in long-term debt                  70              66       61
Issuance of capital stock                                  215
Sundry                                                       3
                                     --------------------------------------
Net cash provided by financing activities   70             284        51
                                     --------------------------------------
Net change in cash                         146             338       (47)
Cash at beginning of year                  386              48        95
                                     --------------------------------------
Cash at end of year                   $    532        $    386    $   48
                                     ======================================
Supplemental disclosure of cash flow information
Cash paid during the year for:
      Interest                        $     -         $      4     $   82
                                        ======           =====        ====

Driver-Harris Company

  Schedule I - Condensed Financial Information of Registrant

            Notes to Condensed Financial Statements


1.   Basis of Presentation

In the parent company only (Driver-Harris Company - U.S. Corporate Holding Company) financial statements, the Company's investment in subsidiary (Irish Driver-Harris Co. Ltd.) is stated at cost plus equity in undistributed earnings of such subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The Driver-Harris Company - U.S. Corporate Holding Company financial statements should be read in conjunction with the Company's consolidated financial statements.

            Driver-Harris Company and Subsidiaries

        Schedule II - Valuation and Qualifying Accounts

                  Dollar Amounts in Thousands

   Col.A                        Col.B        Col.C         Col.D       Col.E
                                           Additions
                                              (1)
                              Balance at   Charged to                Balance
                              Beginning    Costs and    Deductions   at End
       Description            of Period    Expenses     Describe    of Period
Year ended December 31, 1997:
   Deducted from related asset:
       Tax valuation allowance  $ 2,440  $    120 (2)                $ 2,560
       Allowances for doubtful trade
     accounts                       408        76       $    78 (1)      406
                              ==============================================

Year ended December 31, 1996:
   Deducted from related asset:
     Tax valuation allowance   $ 2,470         -        $    30  (1) $ 2,440
     Allowances for doubtful trade
     accounts                      278    $   111           (19) (2)     408
                             ===============================================

Year ended December 31, 1995:
   Deducted from related asset:
       Tax valuation allowance $ 2,573          -       $    103 (1) $ 2,470
       Allowances for doubtful trade
     accounts                      376     $ (113)            15 (1)     278
                            ================================================


(1) Accounts charged off during the year and adjustments due to currency fluctuations.
(2) The change in valuation allowance is principally due to the change in deferred tax assets.