Form 10-Q
period 1998-03-31
DRIVER HARRIS CO
filed 1998-05-14
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   Form 10-Q


(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the
Securities
       Exchange Act of 1934
       For the quarterly period ended    March 31, 1998        or
                                     ------------------------
 _____
/____/ Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
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

    Common Stock, $0.83 1/3 par value -- 1,340,421 shares as of May 4,
1998.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     March 31, 1998 and December 31, 1997 . . . . . . . . . .  3

     Condensed Consolidated Statements of
     Income - Three Months ended March 31,
     1998 and March 31, 1997. . . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Three Months ended March 31, 1998 and
     March 31, 1997 . . . . . . . . . . . . . . . . . . . . . .5

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .7
----------

               DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)

                                              March 31,   December 31,
                                                1998         1997
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $    944      $    848
Accounts receivable - net                       8,881         9,325
Inventories:
     Materials                                    640           536
     Work in process                              187           254
     Finished products                          3,820         3,920
                                                -----        ------
                                                4,647         4,710
Prepaid expenses                                  749           497
                                               ------        ------
Total current assets                           15,221        15,380

Other assets                                       12            16
Property, plant & equipment - net               5,025         5,328
                                                -----         -----
		                                           $ 20,258      $ 20,724
                                               =======        ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $  3,174      $  4,179
     Current portion of long-term debt            530           515
     Accounts payable                           6,236         5,176
     Accrued expenses                           1,673         1,293
     Income taxes payable                         105           108
                                              -------        ------
Total current liabilities                      11,718        11,271

Long-term debt                                  2,401         2,524
Deferred Grants                                   748           796
Deferred foreign income taxes                     142           147
Postretirement benefit liabilities                539           574
Sundry liabilities                         					  139           149

Stockholders' equity:
     Common stock                               1,223         1,223
     Additional paid-in capital                 2,228         2,228
     Retained earnings                          2,605         3,030
     Accumulated other comprehensive loss      (1,485)       (1,218)
                                               ------       -------
Stockholders' equity                            4,571         5,263
                                               ------       -------
                                             $ 20,258      $ 20,724
                                              =======        ======

See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Dollar amounts in thousands, except per share data)


                            			          THREE MONTHS ENDED
 						                            	         March 31
                                       			1998         1997
                                          ----         ----
Net sales					                         $ 9,520       $10,932
Other revenues                  		          49           125
						                                  	-----        ------
Total Revenues				                      	9,569        11,057

Cost of sales			                       		8,429         9,146
 							                                 -----        ------
Selling, general and administrative
   expenses					                        	1,271         1,611
 						                                 	-----        ------
							                                   (131)          300
Other charges (credits):
Interest                               		  257           270
Foreign exchange loss (gain)			            (15)          (70)
							                                  -----        ------
(Loss) Income before income taxes		       (373)          100

Income taxes 					                           -            45
             					                       -----        ------
Net (Loss) Income                        $ (373)      $    55



BASIC NET (LOSS) INCOME PER SHARE         $ (.28)       $  .04

DILUTED NET (LOSS) INCOME PER SHARE       $ (.28)       $  .04


Basic earnings per share - weighted
   average shares                   					1,340,421	  1,338,171

Diluted earnings per share - adjusted
   weighted average shares            			1,354,319	  1,345,943





See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                     THREE MONTHS ENDED
                                                         March 31
                                                     ----------------
                                                      1998       1997
                                                      ----       ----
	  OPERATING ACTIVITIES
   Net (loss) income                                 $ (373)  $    55
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization                 137       163
    Receivables                                         444    (1,569)
          Inventories                                   (63)     (957)
	    Prepaid expenses       				                       (252)       35
          Accounts payable and accrued expenses       1,440     1,993
          Sundry                                       (126)       92
                                                    -------    ------
NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES     1,207      (188)

INVESTING ACTIVITIES
         Capital expenditures                           (50)     (350)
     	   Sundry                                          18        53
                                                    -------     -----
NET CASH USED IN INVESTING ACTIVITIES                   (32)     (297)

FINANCING ACTIVITIES
    	    Change in short-term debt                  (1,005)      349
         Change in deferred grants                       8        60
         Proceeds from issuance of long-term debt       23        81
         Reduction of long-term debt                  (111)      (43)
                                                     ------     -----
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  (1,085)      447

Effect of exchange rate changes on cash                   6         1
                                                     ------     -----
Net change in cash                                       96       (37)
Cash at beginning of year                               848       402
                                                     ------     -----

     CASH AT END OF PERIOD                          $   944   $   365
                                                     ======     =====

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
     These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These financial statements include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim period.


2 - Investments in Related Company and other subsidiaries
	The Company owns Irish Driver-Harris Co. Ltd. ("IDH"), located in Ireland and the U.K. The Company also owns 50% of Harrison Alloys Inc. ("Harrison") which is carried at zero value on its balance sheet. Although Harrison is required to pay to the Company license fees and commissions totaling $500,000 per year to 2003, no payments have been received since December 1996. Income from Harrison will not be recorded until amounts are received.

3 - Comprehensive Income
	As of January 1, 1998, the Company adopted Financial Accounting Standard 130, Reporting Comprehensive Income.
Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net (loss) income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

	The components of comprehensive income for the three month periods ended March 31, 1998 and 1997 are as follows:

							                                     1998		1997
	Net (loss) income				                     $(373)	$  55
	Foreign currency translation adjustment    (267)  (452)
								                                    ----   ----
	Comprehensive loss                        $(640) $(397)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition
	Harrison is presently restructuring its operations and as such, the Company does not contemplate that amounts due under the license agreements will be paid in the near future. The Company believes it has adequate cash and other options available in the foreseeable future should these amounts ultimately not be fully collected.

Results of Operations
	Net sales to customers decreased by 12.9% during the first quarter of 1998 compared to the same period in 1997. Although units shipped were level, the foreign rate impact of the value of the Irish Punt to the U.S. Dollar resulted in a 15.6% decrease in translated sales from 1997 to 1998. 1998 has no revenues from the Australian subsidiary, which was sold in the third quarter of 1997. In 1997, this subsidiary contributed $720,000 to first quarter revenue. The gross profit percentage dropped to 11.5% in 1998 compared to 16.3% in 1997 due primarily to lower selling prices resulting from aggressive price cutting within the cable industry and the impact of changes in the relative value of U.K. Sterling to the Irish Punt. Other revenues decreased since no fees from Harrison were recorded in 1998. Selling, general and administrative expenses decreased to 13.3% of net sales from 13.7% in the preceding year and decreased by 21.1% on an overall basis from 1997.

Income taxes for 1997 resulted from foreign taxable income at the Company's Irish subsidiary. The Company has tax loss carryforwards of approximately $6,400,000 available to offset future U.S. taxable income, which expire between 1999 and 2010.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                	DRIVER-HARRIS COMPANY




Date: May 14, 1998                      By:    Thomas J. Carey
                                            Chief Financial Officer