Form 10-Q
period 1998-06-30
DRIVER HARRIS CO
filed 1998-08-12
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   Form 10-Q


(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the quarterly period ended    June 30, 1998        or
                                     ------------------------
 _____
/____/ Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
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

Common Stock, $0.83 1/3 par value -- 1,343,671 shares as of August 3, 1998.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     June 30, 1998 and December 31, 1997 . . . . . . . . . .  3

     Condensed Consolidated Statements of
     Income - Three and Six Months ended June 30,
     1998 and June 30, 1997. . . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Six Months ended June 30, 1998 and June 30, 1997 . . . . 5

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .7
----------

         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)

                                              June 30,   December 31,
                                                1998         1997
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $   369       $    848
Accounts receivable - net                      9,293          9,325
Inventories:
     Materials                                   727            536
     Work in process                             265            254
     Finished products                         4,039          3,920
                                               -----         ------
                                               5,031          4,710
Prepaid expenses                                 905            497
                                               -----         ------
Total current assets                          15,598         15,380

Other assets                                       8             16
Property, plant & equipment - net              5,081          5,328
                                               -----         ------
   			                                       $20,687       $ 20,724
                                              ======         ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $ 3,253       $  4,179
     Current portion of long-term debt           543            515
     Accounts payable                          6,604          5,176
     Accrued expenses                          2,048          1,293
     Income taxes payable                         37            108
                                              ------         ------
Total current liabilities                     12,485         11,271

Long-term debt                                 2,337          2,524
Deferred Grants                                  781            796
Deferred foreign income taxes                    146            147
Postretirement benefit liabilities               553            574
Sundry liabilities 		                        			 130		    149

Stockholders' equity:
     Common stock                              1,226          1,223
     Additional paid-in capital                2,258          2,228
     Retained earnings                         1,925          3,030
     Accumulated other comprehensive loss     (1,154)        (1,218)
                                              ------          -----
Stockholders' equity                           4,255          5,263
                                               -----          -----
                                             $20,687       $ 20,724
                                              ======         ======

See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
            (Dollar amounts in thousands, except per share data)


                            THREE MONTHS ENDED         SIX MONTHS ENDED
 					    JUNE 30  			JUNE 30
                            1998         1997          1998      1997
                            ----         ----           ----      ----
Net sales                  $ 9,590     $10,581        $19,110   $21,513
Other revenues                  48          89             97       214
                            ------       -----          -----    ------
Total Revenues               9,638      10,670         19,207    21,727

Cost of sales 	           8,854       9,052         17,283    18,198
 				    ------      ------         ------    ------
 				       784       1,618          1,924     3,529
Selling, general and
     administrative expenses 1,424       1,664          2,695     3,275
 				    ------      ------         ------    ------
                              (640)        (46)          (771)      254

Other charges (credits):
Interest                       106         229            363       499
Foreign exchange (gain) loss   (14)       (178)           (29)     (248)
                             -----       -----          -----     -----
(Loss) Income before
 income taxes                 (732)        (97)        (1,105)        3

Income taxes                     -          36              -        81
                             -----       -----          -----     -----
NET LOSS                    $ (732)     $ (133)       $(1,105)   $  (78)
                             =====       =====          =====     =====


BASIC NET LOSS PER SHARE     $(.54)     $(.10)         $(.82)    $(.06)
 				       ====       ====           ====      ====
DILUTED NET LOSS PER SHARE   $(.54)     $(.10)         $(.82)    $(.06)
					 ====       ====           ====      ====


Basic earnings per share-weighted
   average shares							1,341,504   1,340,421
Diluted earnings per share-weighted
   average shares                                     1,355,404   1,348,209


See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                     SIX MONTHS ENDED
                                                         June 30
                                                     ----------------
                                                      1998       1997
                                                      ----       ----
	  OPERATING ACTIVITIES
   Net loss                                         $(1,105)   $  (78)
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization                 268       318
          Receivables                                  (632)   (2,473)
          Inventories                                  (216)   (1,511)
          Accounts payable and accrued expenses       2,272     3,596
          Sundry                                         39        88
                                                    -------    ------
     CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES     626       (60)

INVESTING ACTIVITIES
         Capital expenditures                          (137)     (753)
         Sundry                                          8        43
                                                    -------     -----
     CASH USED IN INVESTING ACTIVITIES                 (129)     (710)

FINANCING ACTIVITIES
          Change in deferred grants                     (15)      101
          Change in short-term debt                    (842)      317
          Issuance of long-term debt                     35       274
          Reduction of long-term debt                  (203)      (14)
          Sundry                                         47        49
                                                     ------     -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (978)      727

Effect of exchange rate changes on cash                   2        (2)
                                                     ------     -----
Net change in cash                                     (479)      (45)
Cash at beginning of year                               848       402
                                                     ------     -----
     CASH AT END OF PERIOD                          $   369   $   357
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

2 - Investments in Related Company and other subsidiaries
     The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in Ireland and the U.K. The Company also owns 50% of Harrison Alloys Inc. ("Harrison") which is carried at zero value on its balance sheet. Although Harrison is required to pay to the Company license fees and commissions totaling $500,000 per year to 2003, no payments have been received since December 1996. Income from Harrison will not be recorded until amounts are received.

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

	The components of comprehensive income for the six month periods ended June 30, 1998 and 1997 are as follows:

									1998		1997
	Net loss     					                            $(1,105)     $ (78)
	Foreign currency translation adjustment            64       (761)
									-----		 ----
	Comprehensive loss                            $(1,041)     $(839)

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

Results of Operations
Net sales to customers decreased by 11.2% during the first six months of 1998 compared to the same period in 1997. 1997 included $1,060,000 in sales from the Australian subsidiary, which was sold in the third quarter of 1997. Also, the foreign rate impact of the value of the Irish Punt to the U.S. Dollar resulted in a 7.9% decrease in translated sales for the six months of 1998 compared to 1997. Although units shipped increased by 5% over the same period in 1997, the gross profit percentage decreased to 9.6% compared to 15.4%in 1997 due primarily to continuing pressure on selling prices resulting from aggressive price cutting within the cable industry, particularly in the U.K., the Company's primary market. Other revenues decreased since no fees from Harrison have been recorded since the first quarter of 1997. Selling, general and administrative expenses decreased to 14.1% in 1998 compared to 15.2% in 1997. These expenses were high in 1997 due to start-up costs at a new production facility in ireland and restructuring costs at the new U.K. distribution company.

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

                                	DRIVER-HARRIS COMPANY




Date: August 12, 1998                    By: s/s  Thomas J. Carey
---------------------				   ------------------------
							    Chief Financial Officer