Form 10-Q
period 1998-09-30
DRIVER HARRIS CO
filed 1998-11-12
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   Form 10-Q


(Mark One)
 _____
/_X__/ Quarterly report pursuant to Section 13 or 15(d) of the
Securities
       Exchange Act of 1934
       For the quarterly period ended    September 30, 1998        or
                                     ------------------------
 _____
/____/ Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
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

    Common Stock, $0.83 1/3 par value -- 1,343,671 shares as of November
9, 1998.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     September 30, 1998 and December 31, 1997. . . . . . . .  3

     Condensed Consolidated Statements of
     Income - Three and Nine Months ended September 30,
     1998 and September 30, 1997 . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Nine Months ended September 30, 1998 and
     September 30, 1997 . . . . . . . . . . . . . . . . . . . 5

     Notes to Financial Statements. . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . .6

PART II  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
         Exhibit 27 - Financial Data Schedule
     (b) Reports on Form 8-K
  	    None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .7
----------

         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)

                                            September 30,   December 31,
                                                1998         1997
                                            ------------   ------------

ASSETS                                       (Unaudited)
Current assets:
Cash                                         $   262       $    848
Accounts receivable - net                      9,549          9,325
Inventories:
     Materials                                   721            536
     Work in process                             245            254
     Finished products                         3,153          3,920
                                               -----         ------
                                               4,119          4,710
Prepaid expenses                                 666            497
                                               -----         ------
Total current assets                          14,596         15,380

Other assets                                       6             16
Property, plant & equipment - net              5,373          5,328
                                              ------         ------
		                                           $19,975       $ 20,724
                                              ======         ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $ 3,224       $  4,179
     Current portion of long-term debt           575            515
     Accounts payable                          6,016          5,176
     Accrued expenses                          2,049          1,293
     Income taxes payable                         37            108
                                              ------         ------
Total current liabilities                     11,901         11,271

Long-term debt                                 2,294          2,524
Deferred Grants                                  826            796
Deferred foreign income taxes                    156            147
Postretirement benefit liabilities               554            574
Sundry liabilities 	                        				 121		          149

Stockholders' equity:
     Common stock                              1,226          1,223
     Additional paid-in capital                2,258          2,228
     Retained earnings                         1,557          3,030
     Accumulated other comprehensive loss       (918)        (1,218)
                                              ------          -----
Stockholders' equity                           4,123          5,263
                                               -----          -----
                                             $19,975       $ 20,724
                                              ======         ======

See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
            (Dollar amounts in thousands, except per share data)



                            THREE MONTHS ENDED         NINE MONTHS ENDED
                         					SEPTEMBER 30          		   SEPTEMBER 30
                            1998         1997          1998      1997
                            ----         ----           ----      ----

Net sales                  $10,972     $ 9,411        $30,082   $30,725
Other revenues                  37          23            134       237
                            ------       -----          -----    ------
Total Revenues              11,009       9,434         30,216    30,962
Cost of sales 	              9,720       8,571         27,003    26,769
 				                       ------      ------         ------    ------
 				                        1,289         863          3,213     4,193
Selling, general and
     administrative expenses 1,491       1,437          4,186     4,712
 				                       ------      ------         ------    ------
                              (202)       (574)          (973)     (519)

Other charges (credits):
Interest                       178         202            541       502
Foreign exchange (gain) loss   (12)         17            (41)     (231)
Gain on sale of interest in
  Australian subsidiary                   (128)                    (128)
                             -----       -----          -----     -----
Loss before income taxes      (368)       (665)        (1,473)     (662)

Income taxes (credit)            -         (60)             -        21
                             -----       -----          -----     -----
NET LOSS                    $ (368)     $ (605)       $(1,473)   $ (683)
                             =====       =====          =====     =====


BASIC NET LOSS PER SHARE     $(.28)     $(.45)         $(1.10)   $(.51)
                   				       ====       ====           ====      ====
DILUTED NET LOSS PER SHARE   $(.27)     $(.45)         $(1.09)   $(.51)
				                        	 ====       ====           ====      ====


Basic earnings per share-
  weighted average shares    1,343,671   1,340,421	1,342,046  1,340,421
Diluted earnings per share-
  weighted average shares    1,349,044   1,353,817    1,355,220  1,349,880


See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                     NINE MONTHS ENDED
                                                       September 30
                                                     ----------------
                                                      1998       1997
                                                      ----       ----

	  OPERATING ACTIVITIES
   Net loss                                         $(1,473)   $ (683)
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization                 411       441
          Receivables                                  (224)   (1,096)
          Inventories                                   895    (1,196)
          Accounts payable and accrued expenses       1,198     2,531
          Sundry                                        (28)      158
                                                    -------    ------
     CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES     779       155

INVESTING ACTIVITIES
         Capital expenditures                          (208)   (1,287)
         Sundry                                          16        34
                                                     ------    ------

     CASH USED IN INVESTING ACTIVITIES                 (192)   (1,253)

FINANCING ACTIVITIES
          Change in deferred grants                     (33)      140
          Change in short-term debt                  (1,095)      333
          Issuance of long-term debt                     31     1,039
          Reduction of long-term debt                  (326)     (206)
          Sundry                                         34        30
                                                     ------     -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (1,389)    1,336

Effect of exchange rate changes on cash                 216         9
                                                     ------     -----
Net change in cash                                     (586)      247
Cash at beginning of year                               848       402
                                                     ------     -----

     CASH AT END OF PERIOD                          $   262   $   649
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

3 - Comprehensive Income
	As of January 1, 1998, the Company adopted Financial Accounting Standard 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Companys net (loss) income or stockholders equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

	The components of comprehensive income for the nine month periods ended September 30, 1998 and 1997 are as follows:

							                      		            1998        	1997
	Net loss              					             $(1,473)    $  (683)
	Foreign currency translation adjustment     300      (1,134)
						                                  			-----     		-----
	Comprehensive loss                      $(1,173)    $(1,817)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition
Harrison continues to restructure its operations and as such, the Company does not contemplate that amounts due under the license agreements will be paid in the near future. The Company believes it has adequate cash and other options available in the foreseeable future should these amounts ultimately not be fully collected.

Results of Operations
Although net sales to customers decreased by 2.1% during the first nine months of 1998 compared to the same period in 1997, 1997 included $1,060,000 in sales from the Australian subsidiary, which was sold in the third quarter of 1997. Net sales for the quarter increased by 16.6% compared to 1997. Also, the foreign rate impact of the value of the Irish Punt to the U.S. Dollar resulted in a 5.5% decrease in translated sales for the nine months of 1998 compared to 1997. Units shipped increased by 12.9% over the same period in 1997 while the gross profit percentage increased to 11.4% compared to 8.9% in 1997. Pressure on selling prices from aggressive competition within the cable industry, particularly in the U.K., the Company's primary market, continues to impact margins for the nine months of 1998. Since no fees from Harrison have been recorded since the first quarter of 1997, other revenues for the nine months are down. Selling, general and administrative expenses decreased to 13.9% of net sales in 1998 compared to 15.2% in the nine months of 1997. These expenses were high in 1997 due to start-up costs at a new production facility in Ireland and restructuring costs at the U.K. distribution company.

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

                                	DRIVER-HARRIS COMPANY




Date: November 12, 1998                    By:   Thomas J. Carey
---------------------				                 ------------------------
                               							    Chief Financial Officer