Form 10-Q/A
period 1998-09-30
DRIVER HARRIS CO
filed 1999-02-02
CIK 30197

Impact of the Year 2000 Issue

Many computer systems currently record years in a two-digit format. Such computer systems, if not modified, will be unable to properly recognize dates beyond the year 1999. This inability to recognize the year 2000 is commonly referred to as the "Year 2000 Issue".

The holding company in the United States has no third person issues and its internal systems are not complex and adequate alternatives for preparation of external reports are available at minimal cost and disruption.

The Company's main operating subsidiary, located in Ireland, which performs all computer functions, is presently in the process of implementing its upgraded computer systems which will be Year 2000 compliant. The purchase cost of the new software that will be capitalized and other related Year 2000 costs to be expensed as incurred are presently estimated to be approximately $120,000 and the project to be completed in mid-
1999.

As to third parties, i.e., vendors, suppliers and customers in Ireland, the United Kingdom and elsewhere, the subsidiaries' assessment has begun. Based upon information available at this time, the third parties of critical importance to the Company are in the process of becoming Year 2000 compliant and the Company believes the issue will not have a material impact upon the financial position of the subsidiary and ultimately the Company.
However, there can be no assurance that presently unforeseen difficulties will not arise and actual results could differ materially.