Form 10-K405
period 1998-12-31
DRIVER HARRIS CO
filed 1999-03-31
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
(Mark One)
|_X_|	Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
		For the fiscal year ended December 31, 1998
 ___
|   |Transition report pursuant to Section 13 or 15(d) of the Securities
Act of 1934
		For the transition period from _____________ to ____________

Commission file number 1-1212
DRIVER-HARRIS COMPANY
---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
         New Jersey						                           22-0870220
---------------------                            ----------------------
(State or other jurisdiction of incorporation     I.R.S. Employer I.D.#
  or organization

308 Middlesex Street, Harrison, New Jersey	                     07029
----------------------------------------------              -----------
(Address of principal executive offices)		                    (Zip Code)

Registrant's telephone number, including area code		(973) 483-4802
							------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                       						     			Name of each exchange
	Title of each class:		      			     on which registered:
	----------------------					         ------------------------
	Common stock - par value $0.83 1/3			American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:		NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       YES  _X_        NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K                    [X]

The aggregate market value of the voting stock held by non-affiliates and the total number of common shares outstanding as of March 22, 1999:
Market Value-$3,512,325                       Common Stock - 1,352,833 Shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the annual proxy statement anticipated to be filed on or about April 28, 1999 are incorporated into Part III.

PART I

Item 1.		Business
(a)        General Development of Business

The Company is engaged in the business of manufacturing and marketing non-ferrous metal products, principally insulated electrical wire and cable through its wholly owned subsidiary, Irish Driver-Harris Co. Ltd., located in Ireland and the U.K.

In 1994, the Company restructured its operations whereby the Company transferred its overseas resistance operations and its U.S. operating subsidiary to Harrison Alloys Inc., ("Harrison") in exchange for an increase to 50% of the Company's ownership of Harrison.

In February 1995, Harrison sold its foreign operations to Kanthal AB, a Swedish company, and used a portion of the proceeds to repay a bank loan ($2,529,000) which the Company had guaranteed.

In September 1997, the Company sold its 50% interest in Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia, for a net profit of $128,000.

In November 1996, the Company acquired the assets of a distribution company, Kestrel Cables Distribution Ltd. ("Kestrel") in the U.K. for $1,342,000. After incurring substantial losses in 1997 and 1998, Kestrel was closed and the net assets transferred to the Company's other U.K. distributor Kingston Cable Distributors.

(b)        Financial Information About Industry Segments

Financial information about the Company's operating segments, manufacturing, located in Ireland and distribution, located in the U.K. is presented in
Note 8 to the accompanying financial statements.

(c)	Narrative Description of Business

(i) The principal products manufactured by the Registrant and its subsidiaries are insulated electrical wire and cable. These products are sold principally to the construction, appliance, and electrical equipment industries by the Company's sales staff and through agents.

	The following represents a breakdown of the Registrant's total net sales for the last three fiscal years (in thousands):

	          			Insulated Electrical
				          Wire & Cable          		Other
		1996		       $36,974		            	$3,321
		1997		        39,525              	 1,066
		1998		        40,38	                    0

(ii) The Company's specialty cable operation in Kilkenny, Ireland began producing cable in the fall of 1997. The focus of this factory is to manufacture lower volume, higher value-added cable products as part of the Company's ongoing effort to shift its manufactured product orientation toward higher margin specialty cable. The Kilkenny plant's initial product is a high quality fire alarm cable designed to comply with the most stringent alarm cable standards worldwide.

(iii) The principal sources of raw material for insulated electrical wire and cable products-- copper wire conductor and PVC insulating materials
 -- are refining and wire drawing and chemical companies, respectively. During the past fiscal year, availability of raw materials was satisfactory, although copper prices experienced a gradual decline throughout the year.


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

(viii) The following amounts represent the backlog of orders believed to be firm as of the end of each year; all were expected to be filled within the following year:

          					Irish Driver-Harris Co. Ltd.
	December 31, 1997			$ 70,000
	December 31, 1998			  30,000

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

      (xii) The number of persons employed by the Registrant and its subsidiaries at the end of the last fiscal year was 165.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

(i) Information regarding foreign and domestic operations is provided in Notes 2 and 8 to the consolidated financial statements.

(ii) The Registrant depends solely on foreign operations for the generation of earnings. The insulated wire and cable operations are located in Ireland and the U.K. These countries are considered to have relatively stable governments and minimum political risk; nonetheless there is exposure to fluctuations in currency exchange rates and normal business risk.


	(e)	Executive Officers of the Registrant

	Name		           		Age		Position
	Frank L. Driver IV	 38		President, Chief Executive Officer
	Lavinia Z. Emery		 54		Secretary and Assistant Treasurer
	Thomas J. Carey		 62		Chief Financial Officer

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

	Ms. Lavinia Z. Emery joined the Company in 1982 in an administrative capacity. In 1985 she was elected Assistant Secretary and Assistant Treasurer. In 1998 she was elected Secretary and Assistant Treasurer.

	Mr. Thomas J. Carey was hired by the Company as a Consultant and Chief Financial Officer in 1995. In 1992 through 1994, he was Chief Financial Officer of the Home News Company, New Brunswick, NJ and prior to that a partner of Deloitte & Touche.




Item 2.		Properties

	The principal properties of the Registrant and its subsidiaries are two plants and related distribution centers in Ireland. The main plant was constructed in 1990 and is deemed adequate for the enterprise. Additional adjacent land was acquired in 1997 for expansion. Both are owned by the Irish subsidiary and subject to liens by the lenders. The second plant was acquired under a long-term Irish Development Authority financing plan in 1997 and has adequate room for expansion.

Item 3.		Legal Proceedings

	None of material nature.

Item 4.		Submission of Matters to a Vote of Security Holders

	None in the fourth quarter of 1998.

PART II

Item 5.		Market for the Registrant's Common Equity and Related
Stockholder Matters

	(a)	The Company's common stock is traded on the American Stock Exchange.
The high and low sales prices for the stock were as follows:

		               1998                     1997
	Quarter	       High	     Low	      	High	     Low
First		       10 5/8      8 1/2        10        8 5/8
Second	       10 5/8     10            10 5/8    9 5/8
Third		       11   	      8 3/8		      13 1/4   10
Fourth	        9 1/8      2 3/4		      13 3/4    9 3/4

(b)	The approximate number of common shareholders as of March 22, 1999 was 390. This figure represents the sum of the number of shareholders of record, plus an estimate of the number of individual shareholders whose shares are held collectively by stockbrokers.

	(c)	The Company did not pay cash dividends during 1998 and 1997.  The note payable to the Pension Benefit Guaranty Corporation (PBGC) prohibits the payment of cash dividends without permission of the PBGC (reference is made to Note 4 to the consolidated financial statements).

Item 6.		Selected Financial Data

									                                              Pro Forma
									                                              (Unaudited)
                				1998	    1997    	1996	    1995     	1994         1994
					(Amounts in thousands, except per share data)

Net Sales and
   Other Revenues	$40,529   $40,754 $41,322   $36,719     $29,060    $60,558

Net(Loss)Income    (2,080)    (565)   2,452     1,332       (490)      (976)

Total Assets       20,564    20,724  21,178    16,255          -      15,893

Long-term Debt	     2,142     2,524   2,023     1,907          -       2,734

Per Common Share:
  Basic Net (Loss)
   Income         $(1.55)    $(.42)  $1.86    $1.03       $(.38)     $(.75)
		        ====     ====     ====     ===          ===       ===

Diluted Net (Loss)
   Income         $(1.55)   $(.42)   $1.86    $1.03       $(.38)       $(.75)
			  ====     ===      ===      ===          ===          ===

Basic Earnings Per Share
  Weighted Average Shares
  Outstanding	    1,344     1,339   1,317    1,295         1,294      1,294
			  ====    ====    ====      ====          ====      ====
Diluted Earnings Per Share
  Weighted Average Shares
  Outstanding	    1,355*   1,354*  1,321    1,296         1,294       1,294
			  ====    ====    ====      ====         =====        ====

* Adjusted weighted average shares outstanding was not used to calculate diluted earnings per share since the effect on earnings per share would be antidilutive.

	During 1998, the Company adopted the provisions of Financial Accounting Standards Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This information is presented in Note 8 to the financial statements.

	During 1997, the Company adopted the provisions of Financial Accounting Standards Statement No. 128, "Earnings Per Share". As a result all prior year share amounts have been recalculated to conform with Statement 128.

	In 1997, the Company sold its 50% interest in Quality Heat Treatment Pty. Ltd. a company in the furnace manufacturing and heat treating business, located in Australia, for a net profit of $128,000 ($.09 per share).

Item 7.		Management's Discussion and Analysis of Financial Condition and
Results of Operations

	In 1996, the Company's fifty percent owned company, Harrison, sold its foreign operations to Kanthal AB a Swedish company. (See Note 1 of the financial statements.) This transaction increased net income by $895,000 ($.68 per share).

	In 1994, the Company restructured its foreign electrical resistance wire operations and divested its U.S. operating company. The pro forma amounts in Item 6, Selected Financial Data, give effect to the restructure on March 18, 1994 and Alloys' divestiture as if both transactions occurred on January 1, 1994.

Overview and Financial Condition:
	The Company, directly and through its subsidiaries and affiliate, is engaged in the business of manufacturing insulated electrical wire and cable through its wholly owned subsidiary, Irish Driver-Harris Co. Ltd., located in Ireland and the U.K.

	In 1994, the Company restructured its operations whereby the Company transferred its overseas resistance operations to Harrison Alloys Inc. as well as its U.S. operating subsidiary in exchange for an increase to 50% of the Company's ownership of Harrison. Although Harrison is required to pay to the Company license fees and commissions totaling $500,000 per year from 1994 to 2003, which is recorded in other income, no payments have been received since December 1996 and Harrison is presently restructuring its operations. Income from Harrison will not be recorded until amounts are received. No amounts were received in 1998 or 1997.

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

	In November 1996, the Company purchased the assets of a distribution company, Kestrel, in the U.K. for $1,342,000. Kestrel incurred substantial losses in 1997 and 1998 and the facility was closed in August 1998. The net assets of Kestrel were transferred to the Company's other U.K. distribution company Kingston Cable Distributors Ltd. at that time.
Closure costs totaled approximately $117,000 and is recorded in cost of sales.

	Capital expenditures during the year totaled approximately $272,000, including approximately $230,000 at the Company's Irish subsidiary. Cash flow from short-term borrowings was sufficient to fund these capital expenditures. At December 31, 1998, the Company's subsidiaries had approximately $6,704,000 of available bank lines of credit of which $4,677,000 was outstanding at December 31, 1998. The Company had
$362,000 in cash on hand at December 31, 1998.

	The ratio of current assets to current liabilities was 1.17 at the end of
1998, compared with 1.36 at the end of 1997.   The decrease is attributable
to the losses incurred in the current year.

	The Company believes it has adequate cash flow from operations to meet its ongoing obligations including debt repayments and capital commitments in Ireland.

Market Risks

Foreign Currency Fluctuations
	With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. Dollar, Irish Punt and the British Pound Sterling. The Company is periodically involved in hedging currency between the Irish Punt and the British Pound Sterling through the use of futures contracts which are relatively short term in nature. The company historically has experienced minimal gains and losses on such foreign currency hedging.

Debt Instruments
	The Company's long term debt of $2,741,000, is primarily fixed rate debt of which $1,124,000 is U.S. denominated with the remaining balance primarily denominated in Irish Punt. The Company's remaining debt of $4,677,000 is solely comprised of variable rate, short-term facilities denominated primarily in Irish Punt which does not subject the Company to significant interest rate risk as the borrowings are short term. The Company does not believe any reasonable hypothetical interest rate change in the ensuing year would have a material impact on the Company's Statement of Operations.

Price Fluctuations and Availability of Raw Materials
	Copper is the principal raw material purchased by the Company, and the Company's sales may be affected by the market price of copper. The
Company generally does not hedge potential changes in copper prices.

	The Company also purchases insulating compounds, such as PVC, from various suppliers. Although the Company has not experienced any shortages of these compounds, the inability of suppliers to supply such raw material could have a material adverse effect on the Company's business until a replacement supplier is found or substitute materials are approved for use.
 Although the Company has generally been able to pass on increases in the price of copper and other raw materials to its customers, there can be no assurance that the Company will be able to do so in the future. Additionally, significant increases in the price of copper or other raw materials could have a negative effect on demand for the Company's products. Similarly, significant increases in the price of copper, or shortage of such other raw materials, over time could have a material adverse effect on the Company's business.

Competition
	The Company is subject to competition from a substantial number of international competitors, some of which have greater financial, engineering, manufacturing and other resources than the Company. The Company's competitors can be expected to continue to aggressively pursue increases in market share. Although the Company believes that it has certain advantages over its competitors, realizing and maintaining such advantages will require continued investment by the Company in engineering, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining such advantages.

Impact of Year 2000
	Many computer systems currently record years in a two-digit format. Such computer systems, if not modified, will be unable to properly recognize dates beyond the year 1999. This inability to recognize the year 2000 is commonly referred to as the "Year 2000 Issue".

	The holding company in the United States has no third party issues and its internal systems are not complex and adequate alternatives for preparation of external reports are available at minimal cost and disruption.

	The Company's main operating subsidiary, located in Ireland, which performs all computer functions, is presently in the process of implementing its upgraded computer systems which will be Year 2000 compliant. The purchase cost of the new software that will be capitalized and other related Year 2000 costs to be expensed as incurred are presently estimated to be approximately $140,000. The project is expected to be completed in mid-1999. As part of this process, a duplicate server will be placed into service to serve as back up should the main system fail. Single user computers which are Year 2000 compliant will also be available to enable the Company to function.

	As to third parties, i.e., vendors, suppliers and customers in Ireland, the United Kingdom and elsewhere, the subsidiaries' assessment is in process. Based upon information available at this time, third parties of critical importance to the Company are in the process of becoming Year 2000 compliant and the Company believes the issue will not have a material impact upon the financial position of the subsidiary and ultimately the Company. However, there can be no assurance that presently unforeseen difficulties will not arise and actual results could differ materially.

Results of Operations

Year ended December 31, 1998 compared to year ended December 31, 1997
Units shipped were up 14.2% for the year within manufacturing although net sales dollars increased only 2.2% due to pressure on sales prices resulting from aggressive competition within the cable industry in the U.K., the Company's primary market, and the foreign rate impact of the value of the Irish Punt relative to the U.S. Dollar for 1998 compared to 1997. Overall, net sales to customers decreased by less than one percent for the year ended December 31, 1998 compared to the prior year since there were reduced sales at the distriubtion level and 1997 included sales of $1,066,000 from the Australian subsidiary, sold in the third quarter of 1997. Correspondingly, the gross profit percentage decreased to 11.4% from 13.3% in 1997. The Company has taken steps to strengthen its distribution segment by closing one subsidiary, Kestrel, in August 1998 and transferring its assets to a second distribution subsidiary, Kingston. The Company has also refocused its efforts at Kingston by reducing staff and concentraing marketing efforts on specialty customers with higher profit margins while de-emphasizing wholesale customers with poorer margins. Selling, general and administrative expenses rose as a percentage of net sales to 14.4% in 1998 compared to 14.2% in 1997.
This was attributable primarily to higher costs at Kestrel and Kingston. Interest expense increased in 1998 by 11% due to higher average borrowings in Ireland to meet ongoing obligations.

Income taxes for 1998 result from foreign taxable income at the Company's Irish subsidiary. The Company has tax loss carry forwards of approximately $7,100,000 available to offset future U.S. taxable income, which expire between 1999 and 2010. A valuation allowance of $2,708,000 and $2,560,000 has been provided at December 31, 1998 and 1997, respectively. These valuation allowances were established since it is not certain that the deferred tax assets, primarily the net operating loss carry forwards, will be realized. See further discussion in Notes 1 and 6 to the consolidated financial statements.

Year ended December 31, 1997 compared to year ended December 31, 1996
	Although net sales to customers decreased by 11% in the last quarter compared to 1996, net sales increased slightly for the entire year.
Units shipped for the year were up 3.0% in the last quarter and 8.7% for the year. Revenue for 1997 included $1,066,000 for the Australian subsidiary compared to $3,508,000 for the full year of 1996. The gross profit percentage dropped to 13.8% from 16.9% in 1996. This was due primarily to lower selling prices resulting from aggressive price cutting within the cable industry and the impact of significant changes in the relative values of the Irish Punt, UK Sterling and the U.S. Dollar, as well as a one-time write down of inventory values at the UK distribution company. Selling, general and administrative expenses rose as a percentage of net sales to 14.0% in 1997 compared to 13.1% in 1996. This was due primarily to start-up expenses at the new UK distribution company and the new manufacturing facility in Ireland. Interest expense increased by 56.8% due to higher average borrowings in Ireland for capital spending compared to 1996.

	As a result of the UK Pound Sterling strengthening against the Irish Punt, the Company's Irish subsidiary recorded a foreign exchange gain of $374,000 in 1997. The Irish subsidiary transacts 75% of its business in Sterling.
The Company disposed of its 50% interest in Quality Heat Treatment Pty. Ltd.,
 Australia, in September 1997, recording a net gain of $128,000 on the transaction.

	Income taxes for 1997 result from foreign taxable income at the Company's Irish subsidiary. The Company has tax loss carry forwards of approximately $6,500,000 available to offset future U.S. taxable income, which expire between 1999 and 2011. A valuation allowance of $2,560,000 has been provided at December 31, 1997. This valuation allowance was established since it is not certain that the deferred tax assets, primarily the net operating loss carry forwards, will be realized. See further discussion in Notes 1 and 6 of the consolidated financial statements.

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

	The table listing this information with respect to directors of the Company, and the statement of compliance with Sec. 16(a) of the Exchange Act, included in the proxy statement anticipated to be filed on or about
 April 28, 1999, is herein incorporated by reference.  The information with respect to executive officers is included in Part I of this Form 10-K.

Item 11.		Executive Compensation

	The information with respect to officers and directors of the Company, included in the proxy statement anticipated to be filed on or about
 April 28, 1999, is herein incorporated by reference.


Item 12.		Security ownership of Certain Beneficial Owners and Management

	The information required by this item, included in the proxy statement anticipated to be filed on or about April 28, 1999, is herein incorporated by reference.

Item 13.		Certain Relationships and Related Transactions

	The information required by this item, included in the proxy statement anticipated to be filed on or about April 28, 1999, is herein incorporated by reference.

	PART IV



Item 14.		Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1) and (2)		This portion of Item 14 is submitted in a separate
 section of this report.

(3)  Listing of Exhibits
		Exhibit 3.    Certificate of Incorporation and By-Laws
		Exhibit 10.   Material contracts
		Exhibit 21.   Subsidiaries of the Registrant
		Exhibit 27.   Financial Data Schedule

(b)    Reports on Form 8-K

		None filed in the fourth quarter of 1998.

	(c )    Exhibits
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
			 December 22, 1993


			Amended and Restated Agreement between
				 Harrison Alloys Inc., Driver-Harris
				 Company, HAI Industries Inc., and
				 HAI Holding Company Inc., dated	               	8-K dated
				 March 18, 1994				                             April 7, 1994

				Note Modification Agreement, Loan and
				 Security Agreement Modification
				 Agreement, and Release of Guaranty
				 between Driver-Harris Alloys Inc.,
				 Harrison Alloys Inc., and Textron
				 Financial Corporation, all dated              	   8-K dated
				 February 25, 1994			                           April 7, 1994

		Exhibit 21.	Subsidiaries of the Registrant as of December 31, 1998

		SUBSIDIARIES OF THE REGISTRANT

		Name				                       		Jurisdiction of Incorporation
		Driver-Harris Alloys Inc.	       New Jersey (Inactive Corporation)
		Irish Driver-Harris Co. Ltd.			  Ireland
		Kingston Cable Distributors Ltd.		United Kingdom
		  (Subsidiary of Irish Driver-Harris Co. Ltd.)

		Exhibit 27.	Financial Statement Schedules

		This portion of Item 14 is submitted in a separate section of this report.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             								DRIVER-HARRIS COMPANY


March 29, 1999			            		/s/      Thomas J. Carey
----------------------------		------------------------------------------
Date							                   Thomas J. Carey
                       							Chief Financial Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Ralph T. Bartlett        			/s/     David A. Driver
-------------------------------		------------------------------------
Ralph T. Bartlett				              	David A. Driver
Director					                       	Chairman
Date:    March 29,1999		       		Date:   March 29, 1999



/s/   H. L. Biggerstaff       				/s/    Frank L. Driver IV
-------------------------------		------------------------------------
H.L. Biggerstaff		              			Frank L. Driver IV
Director					                    	Director, President and Chief
							                             Executive Officer
Date:    March 29, 1999
						                           	Date:    March 29, 1999

Annual Report on Form 10-K Item 8,
Item 14(a) (1) and (2), (c) and (d)

List of Financial Statements and
Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules



Driver-Harris Company and Subsidiaries

December 31, 1998

Driver-Harris Company and Subsidiaries

Form 10-K Item 14(a) (1) and (2)

List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of Driver-Harris Company and Subsidiaries are included in Item 8:

	Consolidated Balance Sheets - December 31, 1998 and 1997	Page 20

	Consolidated Statements of Operations - Years ended December 31, 1998,
	1997 and 1996								Page 22

	Consolidated Statements of Stockholders' Equity - Years ended
	December 31, 1998, 1997 and 1996					Page 23

	Consolidated Statements of Cash Flows - Years ended December 31,
	1998, 1997 and 1996							Page 24

	Notes to Consolidated Financial Statements			Page 25


The following consolidated financial statement schedules of Driver-Harris Company and Subsidiaries are included in Item 14(d):

	Schedule I - Condensed Financial Information of Registrant  Page  42

	Schedule II -  Valuation and Qualifying Accounts		Page  46


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Board of Directors
Driver-Harris Company


We have audited the accompanying consolidated balance sheets of Driver-Harris
 Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of certain foreign consolidated subsidiaries which statements reflect total assets constituting 16% in 1998 and 23% in 1997, and total revenues constituting 19% in 1998, 20% in 1997 and 21% in 1996 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for such subsidiaries, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a total basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Driver-Harris Company and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

MetroPark, New Jersey
March 26, 1999						/s/    ERNST & YOUNG LLP

AUDITORS' REPORT TO THE MEMBERS

of

KINGSTON CABLE DISTRIUBTORS LIMITED


We have audited the accompanying balance sheets of Kingston Cable Distributors Limited as of 31 December 1998 and 31 December 1997 and the related statements of profit and loss and cash flows for each of the three years in the period ended 31 December 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Basis of Opinion
We conducted our audits in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingston Cable Distributors Limited as of 31 December 1998 and 31 December 1997, and the results of its operations and its cash flows for each of the three years in the period ended 31 December 1998 in conformity with generally accepted accounting principles of the United States.



Date:    26 March 1999				/s/ 	James, Stanley & Co.
                       							Registered Auditors
				                       			Chartered Accountants
					                       		1733 Coventry Road
					                       		South Yardley
					                        	Birmingham
						                       	B26 1DT

AUDITORS' REPORT TO THE MEMBERS

of

KESTREL CABLES DISTRIBUTION LIMITED





We have audited the accompanying balance sheets of Kestrel Cables Distribution Limited as of 31 December 1998 and 31 December 1997 and the related statements of profit and loss and cash flows for each of the three years in the period ended 31 December 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Basis of Opinion
We conducted our audits in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Cables Distribution Limited as of 31 December 1998 and 31 December 1997, and the results of its operations and its cash flows for each of the three years in the period ended 31 December 1998 in conformity with generally accepted accounting principles of the United States.





Date:  26 March 1999					/s/	James, Stanley & Co.
                       							Registered Auditors
							                       Chartered Accountants
						                       	1733 Coventry Road
						                       	South Yardley
					                       		Birmingham
			                       				B26 1DT

Driver-Harris Company and Subsidiaries

Consolidated Balance Sheets

Dollar Amounts in Thousands

	                                   								  December 31
Assets								                              1998    		1997
Current Assets:
	Cash							                            $   362      $  848
	Receivables, less allowances of $601
	    and $406					                        9,966	      9,325
	Inventories:
	    Materials                  					       585      		 536
	    In process					                        152 	       254
	    Finished					                        3,223       3,920
								                                -------     -------
								                                 	3,960 	     4,710
	Prepaid expenses		                   				1,054    	  	 513
									                                ------      ------
Total current assets					                15,342 	    15,396

Property, plant and equipment, at cost:
	Land and buildings				                  	3,644       3,480
	Machinery and equipment				             	3,739	      3,731
	Office equipment						                     352         242
								                                	------      ------
								                                 	7,735 	     7,453

	Less accumulated depreciation and
	  amortization					                     	2,513       2,125
							                                		------     -------
							                                 		5,222	     5,328
                                   						------   -------
								                                $20,564    $20,724
								                                 =====       =====

See accompanying notes.

Driver-Harris Company and Subsidiaries

Dollar Amounts in Thousands

							                                          		     December 31
Liabilities and stockholders' equity	                		1998    		1997
Current liabilities:
	Short-term borrowing                       				   $ 4,677    $   4,179
	Current portion of long-term debt		                   599          515
	Accounts payable 					                              5,974       	5,176
	Accrued expenses					                               1,777       	1,293
	Income taxes payable				                               77 	        108
						                                           			------   --------
Total current liabilities			                        13,104       11,271

Long-term debt					                            	     2,142      		2,524
Deferred grants						  	                               781          796
Deferred foreign income taxes				                    	 184 	        147
Postretirement benefit liabilities			                  573          574
Other liabilities						                              	 111          149
							                                            		------     ------
								                                            16,895       15,461

Stockholders' equity:
	Common stock -- par value $0.83 1/3 per share:
	Authorized 3,000,000 shares; issued 1,424,928
	  shares at December 31, 1998 and December
	  31, 1997 (including 72,095 and 84,507
	  treasury shares at December 31, 1998
	  and 1997)					    	                               1,233        1,223
	Additional paid-in capital			                       2,282        2,228
	Retained earnings				                                 950        3,030
	Accumulated other comprehensive loss	                (796)      (1,218)
								                                              ------	   -------
								                                             3,669        5,263
Commitments and contingencies
							                                           --------      --------
							                                            $20,564      $20,724
								                                            =====     =====

See accompanying notes.

Driver-Harris Company and Subsidiaries

Consolidated Statements of Operations

Dollar Amounts in Thousands, Except per Share Data

							                                          	Years ended December 31
							                                         	 1998	    1997      1996
Revenues:
    Net sales					                            $40,389    $40,591    $40,295
    Other					                                 		 140        163      1,027
						                                        -------      -----    -------
						                                         40,529     40,754     41,322

Costs and expenses:
    Cost of sales				                          35,767     35,350     33,804
    Selling, general and administrative         5,867      5,770      5,343
						                                        -------    -------     ------
							                                        (1,105)      (366)     2,175

    Interest expense				                          722        649        414
    Foreign exchange(gain)loss and sundry         167       (374)       (21)
    Gain on sale of interest in Australia subsidiary        (128)
    Gain in connection with sale of foreign operations
        by related company					    		                                  (895)
							                                       ------     ------     -------
(Loss) income before income taxes		           (1,994)     (513)      2,677

Provision for income taxes 			                    86        52         225
						                                        ------	   -----      ------
Net (loss) income					                       $(2,080)   $ (565)    $ 2,452
							                                       =====      ====       =====

Basic net (loss) income per share        	   $(1.55)     $(.42)    $1.86

Diluted net (loss) income per share		        $(1.55)     $(.42)    $1.86

See accompanying notes.

Driver-Harris Company and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the three years ended December 31, 1998

Dollar Amounts in Thousands
									                                                Accumulated
										                                                  Other
			          		                                            Compre-
                                           										      hensive
					                         	Common  Paid-In   Retained  Income
                 		            Stock    Capital  Earnings (Loss) Total

Balance at January 1, 1996   	$ 1,187 	$ 1,997	$ 1,143	 $(1,883) 	$2,444
  Net income			                                  2,452	            2,452
  Adjustment from exchange rate
    changes			                                              293      293
  Adjustment in connection with
    sale of foreign operations
    by related company		                                  1,694 	  1,694
Comprehensive income					                                          4,439
  Exercise of 782 treasury
    shares	                        1	       5   	                      6
  Directors' compensation	         2       11                         13
  Exercise of 37,500 option
    shares	                       31   	  187		                      218
	                               ----------------------------------------
Balance at December 31, 1996	  1,221   	2,200 	3,595       104	    7,120
  Net loss			                                   (565)            	  (565)
  Adjustments from exchange rate changes		              (1,322)   (1,322)
Comprehensive loss			                                           		(1,887)
  Directors' and Officers'
     compensation	                 2   	   28	                        30
	                             ------------------------------------------
Balance at December 31, 1997	  1,223   	2,228 3,030  	  (1,218)  	 5,263

  Net loss                               		  (2,080)             	(2,080)
  Adjustments from exchange rate changes		                 422	      422
Comprehensive loss				                                           	(1,658)
   Directors', Officers' and Employees'
     compensation	                 4	      35                  			    39
   7,062 shares purchased by
     Officer                       6    	  19			                      25
     	                          ----------------------------------------
Balance at December 31, 1998 $ 1,233  $ 2,282 $ 950  	 $ (796)   	$3,669
                              		====================================

See accompanying notes.

                    Driver-Harris Company and Subsidiaries
Consolidated Statements of Cash Flows
Dollar Amounts in Thousands

	                                                Years ended December 31
	                                               1998     	1997	    1996
Operating activities
Net (loss) income	                           $(2,080)	$  (565)	$ 2,452
Adjustments to reconcile net (loss) income to
   net cash provided by (used in) operating
   activities:
        Depreciation and amortization	          567	     643	     676
        Provision for doubtful accounts	        272	      76	     111
        Loss (Gain) on sale of fixed assets      14	     (13) 	  (172)
        Gain on sale of foreign subsidiary 	            (128)
        Equity in related company			                           (1,561)
        Non-cash compensation	                   39	      30       19
        Deferred credit			                                       (968)
        Elimination of equity adjustment from
           translation for foreign operations sold
           by related company			                                1,634
        Account with related company			                           253
        Receivables	                           (641)	 (1,837)	 (1,558)
        Inventories	                          1,090	   (520)     (235)
        Prepaid expenses	                      (525)	    340     (555)
        Accounts payable and accrued expenses   911       772	     (3)
 	                                       ----------------------------
Net cash provided by (used in) operating
    activities	                                (353)	 (1,202)     93

Investing activities
Capital expenditures	                          (272)	 (2,191)	 (1,576)
Proceeds from sale of fixed assets	              37 	    552 	    234
Assets purchased through acquisition		                       	 (1,164)
Proceeds from sale of subsidiary		                       225
Other		                                                            48
	                                       -----------------------------
Net cash used in investing activities	        (235)	 (1,414)	 (2,458)

Financing activities
Change in short-term debt	                     329	   2,054 	  1,847
Change in deferred grants	                     (15)	    110      300
Proceeds from issuance of long-term debt	      118 	  1,322  	   313
Reduction of long-term debt	                  (587)	   (389)    (391)
Issuance of capital stock	                      25          		   215
                                       	----------------------------
Net cash provided by (used in) financing
    activities	                                (130)	  3,097	  2,284

Effect of exchange rate changes on cash	        232	   (35)        4
	                                       ----------------------------
Net change in cash                         	   (486)	   446	     (77)
Cash at beginning of year	                      848	   402       479
	                                       ----------------------------
Cash at end of year                         	$  362	$  848   	$  402
	                                           =======================
Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                               	$  646	$  988	 $   727
     Income taxes	                               73	        	    41

Supplemental schedule of non-cash investing and financing activities
    Receivables offset against purchase price
        of acquisition	                                    		$  178
     Capital lease obligations incurred from machinery
         and equipment	                     $  221    $1,391	   705

See accompanying notes.

Driver-Harris Company and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 1998

1.  Summary of Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Driver-Harris Company (the "Company") and its wholly-owned subsidiary, Irish Driver-Harris Co. Ltd., ("IDH"), located in Ireland and the U.K. and for 1997, the operations of Quality Heat Treatment Pty. Ltd. through its disposition in September, 1997. Intercompany accounts, transactions and profits have been eliminated in consolidation.

The Company, directly and through its subsidiaries, is engaged in the business of manufacturing and marketing non-ferrous metal products, principally electrical resistance wire and insulated electrical wire and cable.

Harrison Alloys Inc. ("Harrison"), (referred to herein as a "related company") a fifty percent owned company, recorded on the equity method of accounting is carried at no value on the balance sheets at December 31, 1998 and 1997. The Company will not recognize any income from its investment in Harrison until Harrison's income exceeds Harrison's losses.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

Property, Plant and Equipment

Depreciation has been provided principally by the straight-line method based upon estimated useful lives of the depreciable assets.

Deferred Grants

Deferred grants represent foreign government grants received by the Company's Irish subsidiary. The grants received with respect to capital expenditures are treated as a deferred credit and are amortized to income over the expected useful life of the related asset.

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

Earnings per Common Share

During 1997, the Company adopted the provision of Financial Accounting Standards Statement No. 128, "Earnings Per Share". All earnings per share amounts have been restated to conform with this statement.

As required under the provisions of Statement 128, basic and diluted earnings per share are calculated as follows:

                                            	1998    	1997     	1996

	Numerator:
	Net (Loss) Income	                      $ (2,080)	$   (565)	$ 2,452

	Denominator:
		Basic earnings per share -
	weighted average shares	               1,344,204  	1,339,046 1,317,280
		Effect of dilutive shares -
		  stock options		                     	 10,539     14,824     3,237
						                                  --------    -------   -------
		Diluted earnings per share -
		  adjusted weighted average
		  shares			                         1,354,743*  1,353,870* 1,320,517

	Basic Earnings (loss) per share      $(1.55)    $ (.42)      $ 1.86

	Diluted Earnings (loss) per share    $(1.55)    $ (.42)      $ 1.86

	* Adjusted weighted average shares not used since effect on earnings per share would be antidilutive.

Employee Stock Options

As permitted under FASB Statement 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company elects to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or is greater than the market price of the underlining stock on the date of grant, no compensation expense is recognized. Since there were no stock options granted in 1998 and 1997, no disclosures required under FASB 123 are necessary.

Concentration of Credit Risk

The predominant portion of the Company's customers are engaged in the construction, appliance and electrical equipment industries in Ireland and Great Britain. The Company grants credit to its customers on open account. Three customers outstanding balances represent 29.5% of consolidated receivables at December 31, 1998 compared to two customers whose outstanding balances represent 22.2% of consolidated receivables at December 31, 1997. The majority of accounts receivable, including these customers are insured against loss from bad debts. These same customers represent 25.2% of consolidated revenues in 1998 and 17.3% in 1997.

Foreign Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the year. Translation adjustments are recorded as a separate component of equity, accumulated other comprehensive income (loss).

Foreign Currency Options

To hedge against exposures to changes in foreign currency exchange rates on certain sales commitments and anticipated, but not yet committed sales, the Company enters into forward foreign currency contracts. These contracts permit, but do not require, the Company to purchase specified amounts of British Pounds expected to be received from its export sales for pre-established Irish Punt amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are expected to be denominated. These contracts are designated and effective as hedges of probable quarterly export sales transactions during the next year, which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk. The continued effectiveness of these contracts as hedges is assessed periodically by analyzing the correlation between the actual export sales which occur and the degree of offset which the contracts provide.

The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenue is recognized. Realized gains and losses on forward foreign currency contracts are included in other assets and liabilities and recognized in earnings when the future sales occur or at the time a sale is no longer expected to occur. Realized and unrealized gains and losses on contracts that are not designated as hedges, that fail to be effective as hedges, or that relate to sales that are no longer probable of occurring are included in income as foreign exchange gains or losses.

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

Impairment of Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FASB 121), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This requirement had no effect on the financial statements in 1998 and 1997.

Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income (Loss)" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's financial position or results of operations. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders'equity, to be included in other comprehensive income (loss). The financial statements have been reclassified to conform to the requirements of Statement 130.

Segment Reporting

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 8.

Pensions and Other Postretirement Benefits

Effective January 1, 1998, the Comany adopted Statement of Financial Accounting Standards No. 132, "Disclosure about Pensions and Other Postretirement Benefits" (Statement 132). Statement 132 revises and improves disclosure requirements of FASB Statements No. 87, Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination
Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Statement does not change the recognition or measurement of pension or postretirement benefits, eliminates unnecessary disclosures and requires additional information. See Note 5.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"
(Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Each of the three types of hedges requires accounting treatment and criteria that recognizes offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges must be included in earnings in the period of the change. The Company is required to adopt the provision of this statement in the year 2000.
the Company is currently evaluating the impact of this statement on its financial statements but does not expect a material effect therefrom.

Reclassification

Certain prior period amounts have been reclassified to conform with the current year presentation.

2.  Foreign Operations

Net assets which are located outside the United States and are included in the consolidated balance sheets are as follows (in thousands):

                                                     December 31
                                                    1998       1997
Assets
   Receivables, net                               $ 9,966     $ 9,325
   Inventories                                      3,960       4,710
   other current assets                             1,174         499
   Property, plant and equipment - net              5,222       5,327
                                                   ------------------
                                                   20,322      19,861
Liabilities
   Current liabilities                             12,969      11,114
   Long-tem debt                                    1,018       1,475
   Other long-term liabilities                        781         796
   Deferred income taxes                              184         147
   Sundry                                             111         149
                                                  -------------------
                                                   15,063      13,681
                                                  -------------------
   Net assets outside the United States          $  5,259    $  6,180
                                                    =================

Net (loss) income of the Company's foreign subsidiaries included in the accompanying finanical statements amounted to approximately $(1,659,000) in 1998, $(259,000) in 1997 and $1,538,000 in 1996.

Because the Company plans to continue to finance foreign expansion and operating requirements by reinvesting a substantial portion of the undistributed earnings of its foreign subsidiaries, United States income taxes have not been provided on such earnings. Unremitted earnings of foreign subsidiaries at December 31, 1998 amounted to approximately $5,707,000.

3.  Leases

Property, plant and equipment includes the following amounts related to capital leases (in thousands):

                                                 December 31
                                               1998         1997
       Machinery and equipment                $ 1,505     $ 1,455
       Less accumulated amourtization             570         379
                                               ------------------
                                              $  935      $ 1,076
                                              ===================

Amortization of the assets recorded under capital leases is included in depreciation expense.

The future minimum rental commitments for all operating leases as of December 31, 1998 are as follows (in thousands):


              1999                      $120
              2000                       109
              2001                       109
              2002                       106
              2003                       106
              Thereafter                 695
                                       -----
                                      $1,245
                                       ====

Total rent expense under operating leases for 1998, 1997 and 1996 was $179,000, $193,000 and $272,000, respectively.

4.  Long-Term Debt and Lines of Credit

Long-term debt is as follows (in thousands):

                                                    December 31
                                                 1998         1997
  Note payable to Pension Benefit Guaranty Corp. $ 1,124     $ 1,049
  Other mortgage loans                               913         943
  Capitalized lease obligations                      704         884
  Sundry                                               -         163
                                                 -------------------
                                                  2,741        3,039
  Less current portion                              599          515
                                                --------------------
                                                $ 2,142      $ 2,524
                                                ====================

The Company's obligations approximate fair market value.

The note payable to the Pension Benefit Guaranty Corporation (PBGC) is due September 30, 2000. Interest accrues at the rate of 7% per year compounded quarterly and is payable at maturity. The note and accrued interest may be prepaid at the Company's option. The PBGC has the right to convert the entire unpaid principal and accrued interest into common stock of the Company at a price of $7.875 per share, until maturity. Until the note is paidin full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

The Other Mortgage loans, which are the liability of a subsidiary and are denominated primarily in Irish Punt, bear interest at 10% per year, and are due in monthly installments through 2000. These loans and the subsidiary's $5,874,000 general credit line are jointly collateralized by all of its assets with a book value of $20,322,000. Under the terms of the loans, there are certain restrictios which limit the payment of dividends and management fees paid by the subsidiary to the Company.

Maturities of long-term debt at December 31, 1998 are as follows (in thousands):

                                 Capitalized
                               		  Leases         Other
		                1999             	$  247     	$   352
	                	2000	                185	       1,304
		                2001	                152          175
		                2002	                114	         148
		                2003             	     6	          58
		                Thereafter	            -	           -
	                              		----------------------
			                                 $  704      	$2,037
			                                  ==================

At December 31, 1998, the Company and its subsidiaries had available short-term lines of credit in the aggregate amount of approximately $6,704,000 (which includes the $5,874,000 general credit line) of which $4,677,000 was in use and is recorded as short-term borrowings on the balance sheet.

The weighted average interest rate on the short-term borrowings of the Company and its subsidiaries was 9.3%, 7.2% and 10.4% at December 31, 1998, 1997 and 1996, respectively.

5.  Postretirement Benefits - Pensions and Health Care

Pension

The Company's only defined benefit pension plans are those of a foreign subsidiary. These cover substantially all of the foreign subsidiary's employees, who must contribute to the plan cost. Benefits are based on employees' year of service and final compensation. The subsidiary makes contributions to the plans in amounts that are intended to provide for current service and to fund past service liability.

The following tables provide a reconciliation of the changes in the pension plans' benefit obligations and fair value of assets over the two year period ending December 31, 1998 and a statement of the funded status as of December 31 of both years (in thousands):

		                                                Pension Benefits
                                			                 December 31
			                                              1998         1997
Reconciliation of benefit obligation
    Obligation at January 1                    	$ 1,719	  $ 1,470
        Service cost		                              181	      120
        Interest cost		                             143	      118
        Participant contributions	                   41	       58
        Actuarial (gain) loss	                     (251)	      (47)
        Benefit payments	                          (309)	       -
        Foreign currency exchange rate changes	      74         -
			                                            ------------------
    Obligation at December 31	                    1,598	    1,719

Reconciliation of fair value of plan assets
     Fair value of plan assets at January 1	      1,617	   1,241
        Actual return on plan assets	               144	     230
        Employer contributions	                      61       88
        Participant contributions                    41       58
        Benefit payments	                          (309)       -
        Foreign currency exchange rate changes	      74        -
		                                           	------------------
    Fair value of plan assets invested in pooled separate
        account of an insurance company at
        December 31	                             1,628	   1,617

Reconciliation of Funded status
    Funded status at December 31	                  30	    (102)
        Unrecognized transition obligation	        74	     220
        Unrecognized prior service cost	         (112)	   (114)
        		                                 	--------------------
        Prepaid (accrued) benefit cost	            (8)       4
			                                         ====================

    Prepaid benefit cost                    	      73	     58

    Accrued benefit liability	                    (81)	   (54)
			                                          -------------------
        Net (liability) asset recognized	          (8)	     4
                                          			===================

Net pension expense for the Company's defined benefit pension plans for 1998, 1997 and 1996 included the following components (in thousands):

                                                			December 31
                                        			  1998       1997       1996
Service cost for benefits earned during
    the year                                $ 227  	  $  126	   $   122
Interest cost on projected benefit
    obligation	                               140        124	       111
Actual net gains on plan assets	             (141) 	    (243)      (128)
Net amortization		                             38	       143         44
			                                         ---------------------------
			                                           264 	     150	      149
Less employee contributions	                   41	       38	       37
			                                         ---------------------------
Net pension expense		                      $  223  	$   112	  $   112
		                                             	=====================

The assumptions used in computing the preceding information at December 31, 1998, 1997 and 1996 are: an assumed discount rate of 8%, an assumed rate of compensation increase of 6% and an expected rate of return on plan assets of 8%.

The Company also has a supplemental pension plan which provides benefits to the estate of the former Chairman. The net liability for such benefits at December 31, 1998 was approximately $423,000 and is reflected in the balance sheet in postretirement benefit liabilities.

Health Care and Life Insurance

Effective June 30, 1998, the Company terminated its postretirement health care and life insurance benefits program for U.S. employees.

Accumulated postretirement benefits aggregating $261,000 of which $150,000 was accrued through June 30, were eliminated. Postretirement benefit costs charged to expense for the six months ended June 30, 1998 amounted to $10,500.

The Company will use the accrued amount of $150,000 to pay supplemental medical insurance premiums to U.S. employees and surviving spouses who had 15 years or more service at June 30, 1998 when they reach the age of 65 until this accrued amount is exhausted.

Postretirement benefit costs for 1997, and 1996 included the following components (in thousands):

                                                 			  1997       1996
Service cost for benefits earned during the year	$      5	    $      5
Interest cost on accumulated postretirement benefit
     obligation		                                      18	          16
Amortization of transition obligation	                 13 	         13
			                                                  -----------------
	                                                	$    36	   $     34
		                                                     	============

The following assumptions were used at December 31, 1997 and 1996: a discount rate of 7.25% and a 1996 assumed health care cost trend rate of 5%.

6.  Income Taxes

Income tax expense is composed of the following (in thousands):

		                         1998  	1997  1996
	Foreign:
		Current                 $  49	$  79  $ 215
		Deferred                   37	  (27)    10
		                        ---------------------
		                       $   86	$  52  $ 225
		                          ==================

Pre-tax (loss) income attributable to domestic and foreign operations is as follows (in thousands):

		                        1998     	1997	   1996
		United States       $   (421)   $ (322)  $   898
		Foreign               (1,573)	    (191)    1,779
		                        ------------------------
		                     $(1,994)   $ (513)   $2,677
			                         ===================

Following is a reconciliation of income tax expense (credit) to the amount based on the U.S. statutory rate of 35% (1998, 1997 and 1996) (in thousands):

                       		                        1998	    1997 	  1996
Income taxes based on U.S. statutory rate     $ (698)  $ (180)   $  937
Non-taxable income:
     Increase (reduction) of valuation
	 allowances	                                    148    	 120      (30)
     Gain in connection with sale of foreign
             operations by related company		                     	(339)
     Taxes of foreign subsidiaries at rates
             different than U.S.
             statutory rate                      636     	119     (373)
     Other (net)	   	                                      (7)      30
		                                               ----------------------
		                                            $   86    $  52	   $ 225
 		                                                =================

The components of deferred tax assets and liabilities at December 31, 1998 and 1997, were as follows (in thousands):

	                                   1998                 1997
	                             Assets	Liabilities	   Assets	Liabilities
	Inventories                	$   57	              $    64
	Depreciation		                       $   283		               $   218
	Accrued expenses	              191              		   225
	Tax loss carry forwards	     2,510		               2,285
	Tax credits	                    49                    57
	Sundry
		                           ------------------	    -------------------
		                            2,807	      283	      2,631	       218
	Valuation allowance	         2,708              		 2,560
                            		------------------	   -------------------
	Total                      	$   99	   $  283    $     71	  $   218
	                                	============	      ==============

At December 31, 1998, the Company had approximately $7,100,000 of loss carry forwards available to offset future U.S. taxable income. Such carry forwards expire beginning in 1999. A valuation allowance of $2,708,000 and $2,560,000 has been provided at December 31, 1998 and 1997, respectively. These valuation allowances were established since it is not certain that the deferred tax assets, primarily the net operating loss carry forwards, will be realized.

7.  Employee Stock Options

The 1983 Driver-Harris Employee Incentive Stock Option Plan which expired in 1993 provided for the grant of stock options at 100% of market value on date of grant which are intended to qualify as "incentive stock options" under
Section 422 of the Internal Revenue Code. Under this plan, 45,000 shares of stock are reserved for issuance at December 31, 1998 and 1997. The following table summarizes the activity in the Plan:

                                       		  Number
                                        		of Shares    	Price Per Share
Outstanding January 1, 1996	              82,500      	$4.00 to $8.50
	Exercised in 1996	                       37,500      	 4.00 to 6.875
		                                       --------
	Outstanding December 31,
	   1998, 1997 and 1996	                  45,000      	$5.25 to $8.50
 						                                    =====

The outstanding options at December 31, 1998, which are all fully vested, expire between 2000 and 2002.

During 1998, the Company issued 5,350 shares of stock to non-executive Directors, officers and employees as compensation and bonus. Total compensation expense recorded in conjunction with the issuance of these shares was $39,000.

8.  Industry Segments and Geographic Areas

The Company classified its revenues based upon the location (i.e.
manufacture or purchase for resale-distribution) of the facility and its function. Such revenues are regularly reviewed by the Directors and management and decisions are made on such a basis.

The operating expenses and resultant net profit (loss) and the assets are similarly reviewed and decisions made based upon whether they relate to manufacturing or purchase for resale (i.e. distribution).

Year ended December 31, 1998:
			Reportable Segments             								 Distri-   	Heat
				                 Parent  Manufacturing  bution    Treating
            			    Co. (U.S.)   (Ireland)     (U.K.)  (Australia)   Total
Revenues
 External revenues		         	$  32,837	   $7,552                  $40,389
 Inter-segment revenues			        3,379       143                    3,522
 Other revenues	     $    50         90                                140
 Elimination of inter
   -segment revenue              (3,379)    (143)                    3,522
                   				---------------------------------------------------
Consolidated revenues     50	    32,927    7,552                    40,529

Net Profit (Loss)	      (303)      106   (1,883)                    (2,080)
Assets
 Total assets		        1,694    20,423    4,104                     26,221
 Elimination of
     investment         (623)                                        (623)
 Elimination of inter-company
receivables             (829)  (3,289)    (733)                    (4,851)
 Elimination of inter-company
      inventory    	             (100)     (83)                      (183)
       			                -----------------------------------------------
				                     242	  17,034    3,288                     20,564
Other Significant items
 Depreciation expense      1      485       65                        551
 Interest expense		       77      569       76                        722
 Expenditures for assets          231       41                        272

Year ended December 31, 1997:
Revenues
 External revenues           $ 30,894    $ 8,390       $ 1,066    $40,350
 Inter-segment revenues			      4,275         38                    4,313
 Other revenues	     $   332       63          9                      404
 Elimination of inter-segment
      revenue	                 (4,275)      (38)                   (4,313)
Consolidated revenues	   332   30,957      8,399        1,066      40,754

Net Profit (Loss)	      (306)     482       (744)           3        (565)

Assets
 Total assets          2,315   19,994      4,435	                  26,744
 Elimination of
    investment          (623)    (289)             	                 (912)
 Elimination of
    inter-company
    receivables         (829)  (4,074)      (13)             	     (4,916)
 Elimination of
    inter-company
    inventory           (192)		                     	                (192)
                         863   15,439      4,422	                  20,724
Other Significant Items
 Depreciation expenses     1      511         91         24           627
 Interest expense         17      482         80         70           649
 Expenditures for
     assets                     2,137         50          4         2,191

Year ended December 31, 1996:
Revenues
 External revenues             31,770      5,204      3,321       40,295
 Inter-segment revenues         2,723                              2,723
 Other revenues          612      228                   187        1,027
 Elimination of inter-
   segment revenue             (2,723)                            (2,723)
Consolidated revenues	   612   31,998     5,204       3,508       41,322

Net Profit (Loss)	       914    1,651      (181)         68        2,452

Other Significant Items
 Depreciation expenses	    1      384        42         115          542
 Interest expenses	       69      237        48          60          414
 Expenditures for
    assets                      1,436        53          87        1,576

9.  Financial Instruments

Off Balance Sheet Risk

The Company enters into forward exchange contracts to hedge certain firm sales commitments denominated in foreign currencies and to hedge certain anticipated but not yet committed sales expected to be denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. At December 31, 1998, the Company had forward exchange contracts, all having maturities of less than six months, to exchange British Pound currencies for Irish Punt in the amount of (3.5 million British Pounds.

Gross deferred realized gains and losses from hedging firm sales commitments and anticipated but not yet committed sales transactions were a $5,000 loss at December 31, 1998.

The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign exchange contracts, but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

Driver-Harris Company and Subsidiaries

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

Dollar Amounts in Thousands
	                                                 December 31
	                                                1998   	  1997
Assets
Current assets:
 Cash      	                                 $    218	 $    532
	Accounts receivable from subsidiaries            829       829
		                                               -------	 -------
Total current assets	                           1,047 	   1,361

Investment in subsidiaries	                     4,430 	   5,667
Other assets	                                      24        15
		                                              -------	 -------
	                                           	$  5,501 	 $ 7,043
		                                               =====	 =====

Liabilities and stockholders' equity
Current liabilities:
	Accounts payable	                           $    25   	$    17
	Accrued expenses	                               110   	    140
		                                             -----	    ------
Total current liabilities	                       135   	    157

Long-term debt	                                1,124   	  1,049
Postretirement benefit liabilities	              573   	    574
		                                             -----   	  -----
Total liabilities	                             1,832  	   1,780

Stockholders' equity
	Common stock	                                 1,233   	  1,223
	Additional paid-in capital	                   2,282   	  2,228
	Retained earnings 	                             950   	  3,030
	Accumulated other comprehensive loss	          (796)	   (1,218)
		                                             ------ 	 ------
		                                             3,669	     5,263
Commitments (note 1)
	                                           	  -------	 ------
		                                           $ 5,501   	$ 7,043
		                                             =====	     =====

Driver-Harris Company and Subsidiaries

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Operation

Dollar Amounts in Thousands

                                            	Years Ended December 31
                                            	1998    	1997  	1996
Fees from subsidiaries	                     $ 220   $ 220    $  220
Fees from related company			                                    500
Other income	                                  50    	 54	       75
	                                            ----------------------
	                                             270    	274    	  795

Selling, general and administrative
    expenses	                                 614    	638	      707
Interest and financing expenses	               77    	 70    	   69
Gain on sale of interest in Australia subsidiary	    (128)
Gain in connection with sale of foreign operations
     by related company		                                      (895)
	                                            ----------------------
(Loss) income before equity in net income, (loss)
     of subsidiaries and income taxes       (421)    (306)      914

Equity in net (loss) income of
    subsidiaries                          (1,659)    (259)   	1,538
                                             	---------------------
(Loss) income before income taxes         (2,080)    (565)   	2,452

Income taxes
                                             	---------------------
Net (loss) income                        $(2,080)  $ (565)   $2,452
                                               	=====================

Driver-Harris Company and Subsidiaries

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flow

Dollar Amounts in Thousands

	                                              Years Ended December 31
	                                              1998  	   1997	   1996
Operating activities
Net (loss) income	                          $ (2,080)	$  (565)$ 2,452
Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
       Undistributed net income (loss) of
             subsidiaries	                     1,659	     259	 (1,538)
	Provision for doubtful accounts		                                114
	Non-cash compensation	                           39	      30      19
	Increase (reduction) in retirement
             benefit liability	                   (1)	    295      74
	Receivables from subsidiaries		                          103    (338)
	Accounts payable and accrued expenses	          (22)     (52)    (73)
	Deferred credit		                                               (968)
	Equity in related company	                                  	 (1,561)
	Elimination of equity adjustment from
            translation for foreign operations
            sold by related company		 	                         1,634
	Account with related company	                                    253
	Sundry	                                         (9)        6	    (14)
	                                           	-------------------------
Net cash provided by (used in) operating
       activities	                             (414)        76      54

Financing activities
Increase in long-term debt	                      75    	    70      66
Issuance of capital stock	                       25	          	    215
Sundry		       	                                                     3
		                                            -------------------------
Net cash provided by financing activities	      100    	    70	    284
		                                            -------------------------
Net change in cash	                            (314)   	   146	    338
Cash at beginning of year	                      532	       386      48
		                                            -------------------------
Cash at end of year	                         $  218    	$  532	 $  386
		                                              =====================
Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                               	$     1	   $    -	 $    4
		                                               =====================

Driver-Harris Company and Subsidiaries

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements


1.  Basis of Presentation

In the parent company only (Driver-Harris Company - U.S. Corporate Holding Company) financial statements, the Company's investment in subsidiary (Irish Driver-Harris Co. Ltd.) is stated at cost plus equity in undistributed earnings since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The Driver-Harris Company - U.S. Corporate Holding Company financial statements should be read in conjunction with the Company's consolidated financial statements.

Driver-Harris Company and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Dollar Amounts in Thousands

  Col. A        Col. B           Col. C         Col. D       Col. E
 	                             Additions
	                                     (1)
	               Balance at	    Charged to	              	 Balance
	               Beginning	     Costs and   Deductions     at End
Description     of Period	      Expenses    Describe	    of Period
Year ended December 31, 1998:
 Deduction from
 related asset:
 Tax valuation
   allowance      $ 2,560      $   148(2)                		$ 2,708
 Allowances for
   doubtful trade
   accounts           406          272       $  (77)(1)        601
                      ====================================================

Year ended December 31, 1997:
 Deduction from
 related asset:
 Tax valuation
   allowance      $ 2,440  	   $   120(2)		                $ 2,560
 Allowances for
   doubtful trade
   accounts           408	          76	      $   78(1)      	  406
                      ===================================================

Year ended December 31, 1996:
 Deduction from
 related asset:
 Tax valuation
    allowance      $ 2,470 	  	              $   30(2)     $ 2,440
 Allowances for
    doubtful trade
    accounts           278	  $   111	           (19)(1)       408
	              ===================================================

(1) Accounts charged off during the year and adjustments due to currency fluctuations.
(2) The change in valuation allowance is principally due to the change in deferred tax assets.