Form 10-Q
period 1999-03-31
DRIVER HARRIS CO
filed 1999-05-12
CIK 30197

           SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

 Form 10-Q



[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1999


[   ] Transition report pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

       For the transition period from ____________ to ____________

 Commission file number: 1-1212

DRIVER-HARRIS COMPANY
    (Exact name of registrant as specified in its charter)

          New Jersey                             	     22-0870220
(State or other jurisdiction of             		  (I.R.S. Employer
incorporation or organization)             		 Identification No.)


308 Middlesex Street
 Harrison, New Jersey 07029
           (Address of principal executive offices)


Registrant's telephone no., including area code 		 (973) 483-4802


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [  X  ]                     No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.83 1/3 par value -- 1,366,083 shares as of May 3, 1999.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
        March 31, 1999 and December 31, 1998. . . . . . . . . .3

     Condensed Consolidated Statements of
       Income - Three Months ended March 31,
        1999 and March 31, 1998. . . . . . . . .  . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
        Three Months ended March 31, 1999 and
              March 31, 1998. . . . . . . . . . . . . . . . . . . . .5

     Notes to Financial Statements. . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . .8

PART II  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
         Exhibit 27 - Financial Data Schedule
(b) Reports on Form 8-K
  	    None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 10
----------

         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands)

                                              March 31,   December 31,
                                                1999         1998
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $    198      $    362
Accounts receivable - net                      10,268         9,966
Inventories:
     Materials                                    384           585
     Work in process                              212           152
     Finished products                          2,658         3,223
                                                -----        ------
                                                3,254         3,960
Prepaid expenses                                  717         1,054
                                               ------        ------
Total current assets                           14,437        15,342

Property, plant & equipment - net              4,749         5,222
                                               -----         -----
                                            $ 19,186      $ 20,564
                                              =======        ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $  3,914      $  4,677
     Current portion of long-term debt            528           599
     Accounts payable                           6,233         5,974
     Accrued expenses                           1,357         1,777
     Income taxes payable                         115            77
                                              -------        ------
Total current liabilities                      12,147        13,104

Long-term debt                                  2,083         2,142
Deferred Grants                                   707           781
Deferred foreign income taxes                     170           184
Postretirement benefit liabilities                532           573
Sundry liabilities 		                        			  102           111

Stockholders' equity:
     Common stock                               1,233         1,233
     Additional paid-in capital                 2,282         2,282
     Retained earnings                          1,058           950
     Accumulated other comprehensive loss      (1,128)         (796)
                                               ------       -------
Stockholders' equity                            3,445         3,669
                                               ------       -------
                                             $ 19,186      $ 20,564
                                              =======        ======

See accompanying notes.

          DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Dollar amounts in thousands, except per share data)


                            			THREE MONTHS ENDED
 						                          		March 31
                            			 1999         1998
                                ----         ----
Net sales					                  $10,119       $ 9,409
Other revenues                  		   28            49
							                           -----        ------
Total Revenues	          			     10,147         9,458

Cost of sales		                			8,563         8,429
 							                          -----        ------
Gross Profit                      1,584         1,029

Selling, general and administrative
   expenses			                 			1,183         1,271
 							                          -----        ------
							                             401          (242)
Other charges (credits):
Interest                        		  149           146
Foreign exchange loss (gain)   			  118           (15)
					                           		-----        ------
Income (Loss) before income taxes		  134          (373)

Income taxes 	                 				   26             -
             				                 	-----        ------
Net Income (Loss)                 $  108      $   (373)
                                   =====        ======


BASIC NET INCOME (LOSS) PER SHARE   $  .08       $ (.28)

DILUTED NET INCOME (LOSS) PER SHARE $  .08       $ (.28)*


Basic earnings per share - weighted
   average shares	            				1,352,833	  1,340,421

Diluted earnings per share - adjusted
   weighted average shares	     		1,352,833	  1,354,319

	* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.


See accompanying notes.

             DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              (Amounts in thousands)

                                                     THREE MONTHS ENDED
                                                         March 31
                                                     ----------------
                                                      1999       1998
                                                      ----       ----
OPERATING ACTIVITIES
   Net income (loss)                                 $  108   $  (373)
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization                 124       137
    Receivables                                        (984)      444
          Inventories                                   450       (63)
	    Prepaid expenses                             				  265      (252)
          Accounts payable and accrued expenses         491     1,440
          Sundry                                       (109)     (126)
                                                    -------    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES 	             345     1,207
INVESTING ACTIVITIES
         Capital expenditures                           (70)      (50)
	   Sundry                                                -        18
                                                    -------     -----
NET CASH USED IN INVESTING ACTIVITIES                   (70)      (32)

FINANCING ACTIVITIES
	    Change in short-term debt                         (412)   (1,005)
          Proceeds from issuance of long-term debt      111        23
          Reduction of long-term debt                  (131)     (111)
	    Sundry				                                           1         8
                                                      ------     -----
NET CASH (USED IN) FINANCING ACTIVITIES                (431)   (1,085)

Effect of exchange rate changes on cash                  (8)        6
                                                     ------     -----
Net change in cash                                     (164)       96
Cash at beginning of year                               362       848
                                                     ------     -----
     CASH AT END OF PERIOD                          $   198   $   944
                                                     ======     =====

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
     These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These financial statements include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim period.

2 - Investments in Related Company and Other Subsidiaries
	The Company owns Irish Driver-Harris Co. Ltd. (IDH), located in Ireland and the U.K. The Company also owns 50% of Harrison Alloys Inc. (Harrison) which is recorded on the equity method of accounting and carried at no value on the balance sheets at March 31, 1999 and December 31, 1998. The Company will not recognize any income from its investment in Harrison until Harrison's income exceeds Harrison's losses. Although Harrison is required to pay to the Company license fees and commissions totaling $500,000 per year to 2003, no payments have been received since December 1996 and therefore no income has been recorded.

3 - Comprehensive Income
	The components of comprehensive income as presented under Financial Accounting Standard 130, "Reporting Comprehensive Income", for the three month periods ended March 31, 1999 and 1998 are as follows:

							                                      1999		    1998
	Net income (loss)				                     $ 108      	$(373)
	Foreign currency translation adjustment    (332)       (267)
								                                    ----        ----
	Comprehensive loss                        $(224)      $(640)
							                                     ====        ====

4 - Industry Segments and Geographic Areas
	The Company classifies its revenues based upon the location (i.e. manufacture or purchase for resale-distribution) of the facility and its function. Such revenues are regularly reviewed by the Directors and management and decisions are made on such basis.

	The operating expenses and resultant net profit (loss) and the assets are similarly reviewed and decisions made based upon whether they relate to manufacturing or purchase for resale (i.e. distribution).

                                            Reporting Segments
	                              Parent Co.	Manufacturing	Distribution
                                (U.S.)     	(Ireland)	      (U.K.)	   Total

Three months ended March 31, 1999:
Revenues
   External revenues	                       	$ 9,019      	$ 1,100  	$10,119
   Inter-segment revenues    	$    69       	    281		                   350
   Other revenues	                 18	             2    	        8	       28
   Elimination of inter-
     segment revenues	            (69)      	   (281)		                 (350)
Consolidated revenues	             18	         9,021      	  1,108  	 10,147

Net Profit/(Loss)	               (144)      	    270      	    (18) 	    108

Assets
   Total assets	                1,609	        18,616	        2,885  	 23,110
   Elimination of investment     (623)	                            		   (623)
   Elimination of inter-
     company receivables	        (829)      	 (2,076)	        (308) 	 (3,213)
   Elimination of inter-
     company inventory		                                  	    (88) 	    (88)
Total assets	                     157       	 16,540	        2,489  	 19,186

Other Significant Items
   Depreciation expense		                        114      	     10 	    124
   Interest expense	               20	           115	           14	     149
   Expenditures for assets		                      70		                   70

Three months ended March 31, 1998:
Revenues
   External revenues		                        7,565      	  1,844  	  9,409
   Inter-segment revenues		                     880	           36	      916
   Other revenues	                 20	           28	            1  	     49
   Elimination of inter-
     segment revenues		                        (880)     	    (36) 	   (916)
Consolidated revenues	             20	        7,593	        1,845	    9,458

Net (Loss)	                       (62)	        (150)	        (161)	    (373)

Other Significant Items
   Depreciation expense	                   	    122      	     15	      137
   Interest expense	               18	          105	           23	      146
   Expenditures for assets		                     47	            3	       50

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
	The ratio of current assets to current liabilities was 1.19 at March 31, 1999 compared to 1.17 at December 31, 1998. The increase is attributable to the net income achieved in the first quarter of 1999. With the steps the Company has taken to strengthen its distribution segment by closing one subsidiary, Kestrel, and transferring its assets to a second distribution subsidiary, Kingston, and its refocus on specialty customers with higher profit margins, the Company believes it has stabilized this segment. Although Harrison Alloys Inc. continues to restructure its operations, the Company does not contemplate that amounts due under its license agreement will be paid in the near future. No amounts were received in 1998 or the first quarter of 1999.

	At March 31, 1999, the Company's subsidiaries had approximately $6.2 million in available bank credit lines of which $5.4 million was in use.

	The Company believes it has adequate cash flow from operations to meet its ongoing obligations including debt repayments and capital commitments for the next twelve months.

Market Risks
Foreign Currency Fluctuations
	With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. Dollar, Irish Punt and the British Pound Sterling. The Company is periodically involved in hedging currency between the Irish Punt and the British Pound Sterling through the use of futures contracts which are relatively short term in nature. At March 31, 1999, the Company had gross deferred unrealized losses of approximately $127,000 from hedging sales commitments.

Debt Instruments
	The Company's long term debt of $2,611,000, is primarily fixed rate debt of which $1,144,000 is U.S. denominated with the remaining balance primarily denominated in Irish Punt. The Company's remaining debt of $3,914,000 is solely comprised of variable rate, short-term facilities denominated primarily in Irish Punt which does not subject the Company to significant interest rate risk as the borrowings are short term. The Company does not believe any reasonable hypothetical interest rate change in the ensuing year would have a material impact on the Company's Statement of Operations.

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

	The Company's main operating subsidiary, located in Ireland which performs all computer functions, is presently in the process of implementing its upgraded computer systems which will be Year 2000 compliant. The purchase cost of the new software that will be capitalized and other related Year 2000 costs to be expensed as incurred are presently estimated to be approximately $140,000. The project is expected to be completed in mid-1999. As part of this process, a duplicate server will be placed into service to serve as back up should the main system fail. Single user computers which are Year 2000 compliant will also be available to enable the Company to function.

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

Results of Operations
	Net sales to customers increased by 7.5% during the first quarter of 1999 compared to the first quarter of 1998. This overall increase was attributable to manufacturing while distribution sales declined by 67.6%. Units shipped in manufacturing increased by 25.8% while the foreign rate impact of the value of the Irish Punt to the U.S. Dollar resulted in a 2.2% increase in translated sales for the first three months of 1999 compared to the similar period of 1998. The gross profit percentage increased to 15.4% in 1999 compared to 10.4% in 1998. This is primarily attributable to an improved product sales mix and moderately lower copper prices. Selling, general and administrative expenses decreased to 11.7% of net sales from 13.5% in the preceding year due to ongoing efforts to reduce these costs and a reduction in the group's administrative costs for its refocused distribution activity.

	The Company had a foreign exchange loss of $118,000 for the three months ended March 31, 1999 resulting in part from the effect of entering into foreign exchange contracts in British Pound Sterling by the Company's Irish subsidiary and from the translation of Sterling denominated receivables and payables into Irish Punt.

Income taxes for 1999 resulted from foreign taxable income at the Company's Irish subsidiary. The Company has tax loss carryforwards of approximately $7,100,000 available to offset future U.S. taxable income, which expire between 1999 and 2011.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                	DRIVER-HARRIS COMPANY



Date: May 12, 1999                      By:    Thomas J. Carey
    -----------------------             ---------------------------
                                            Chief Financial Officer