Form 10-Q
period 1999-06-30
DRIVER HARRIS CO
filed 1999-08-16
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

 Form 10-Q



[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1999


[   ] Transition report pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

       For the transition period from ____________ to ____________


 Commission file number: 1-1212

DRIVER-HARRIS COMPANY
    (Exact name of registrant as specified in its charter)

          New Jersey                             	     22-0870220
(State or other jurisdiction of             		  (I.R.S. Employer
incorporation or organization)             		 Identification No.)


308 Middlesex Street
 Harrison, New Jersey 07029
           (Address of principal executive offices)


Registrant's telephone no., including area code 		 (973) 483-
4802


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

    Common Stock, $0.83 1/3 par value -- 1,372,333 shares as of August 3,
1999.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     June 30, 1999 and December 31, 1998 . . . . . . . . . .  3

     Condensed Consolidated Statements of
     Income - Three and Six Months ended June 30,
     1999 and June 30, 1998. . . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Six Months ended June 30, 1999 and June 30, 1998 . . . . 5

     Notes to Financial Statements. . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . 8

PART II  OTHER INFORMATION
---------------------------
Item 4.  Submission of Matters to a Vote of
     Security Holders. . . . . . . . . . . . . . . . . . . .  10

Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
         Exhibit 27 - Financial Data Schedule
     (b) Reports on Form 8-K
  	    None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 10
----------

         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)

                                              June 30,   December 31,
                                                1999         1998
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $    82       $    362
Accounts receivable - net                      8,839          9,966
Inventories:
     Materials                                   482            585
     Work in process                             190            152
     Finished products                         2,815          3,223
                                               -----         ------
                                               3,487          3,960
Prepaid expenses                                 683          1,054
                                               -----         ------
Total current assets                          13,091         15,342

Property, plant & equipment - net              4,498          5,222
                                              -----         ------
                                             $17,589       $ 20,564
                                              ======         ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $ 4,060       $  4,677
     Current portion of long-term debt           536            599
     Accounts payable                          4,699          5,974
     Accrued expenses                          1,849          1,777
     Income taxes payable                         37             77
                                              ------         ------
Total current liabilities                     11,181         13,104

Long-term debt                                 1,978          2,142
Deferred Grants                                  668            781
Deferred foreign income taxes                    163            184
Postretirement benefit liabilities               540            573
Sundry liabilities 					                          93	      	    111

Stockholders' equity:
     Common stock                              1,235          1,233
     Additional paid-in capital                2,309          2,282
     Retained earnings                           817            950
     Accumulated other comprehensive loss     (1,395)          (796)
                                              ------          -----
Stockholders' equity                           2,966          3,669
                                               -----          -----
                                             $17,589       $ 20,564
                                              ======         ======

See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
            (Dollar amounts in thousands, except per share data)



                            THREE MONTHS ENDED         SIX MONTHS ENDED
                        					    JUNE 30                			JUNE 30
                            1999         1998          1999      1998
                            ----         ----           ----      ----
Net sales                  $ 8,277     $ 9,590        $18,396   $19,110
Other revenues                  40          48             68        97
                            ------       -----          -----    ------
Total Revenues               8,317       9,638         18,464    19,207

Cost of sales 	              7,336       8,854         15,899    17,283
 				                       ------      ------         ------    ------
 				                          981         784          2,565     1,924
Selling, general and
 administrative expenses     1,159       1,424          2,342     2,695
 				                       ------      ------         ------    ------
                              (178)       (640)           223      (771)

Other charges (credits):
Interest                       173         106            322       363
Foreign exchange (gain) loss   (93)        (14)            25       (29)
                             -----       -----          -----     -----
(Loss) Income before
 income taxes                 (258)       (732)          (124)   (1,105)

Income taxes                   (17)          -              9         -
                             -----       -----          -----     -----
NET LOSS                    $ (241)     $ (732)       $  (133)  $(1,105)
                             =====       =====          =====     =====


BASIC NET LOSS PER SHARE     $(.18)     $(.54)         $(.10)    $(.82)
                   				       ====       ====           ====      ====
DILUTED NET LOSS PER SHARE   $(.18)*    $(.54)*        $(.10)*   $(.82)*
					                         ====       ====           ====      ====


Basic earnings per share-weighted
   average shares					                          		1,357,250     1,340,421
Diluted earnings per share-weighted
   average shares                                 1,359,393     1,355,404

	* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.

See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                     SIX MONTHS ENDED
                                                         June 30
                                                     ----------------
                                                      1999       1998
                                                      ----       ----
	  OPERATING ACTIVITIES
   Net loss                                         $  (133)  $(1,105)
     Adjustments to reconcile net loss
       to net cash provided:
          Depreciation and amortization                 260       268
          Receivables                                   143      (521)
          Inventories                                    80      (216)
          Prepaid expenses                              269      (111)
          Accounts payable and accrued expenses        (406)    2,272
          Sundry                                         21        39
                                                    -------    ------
     CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES     234       626

INVESTING ACTIVITIES
         Capital expenditures                           (74)     (137)
         Sundry                                          -         8
                                                    -------     -----
     CASH USED IN INVESTING ACTIVITIES                  (74)     (129)

FINANCING ACTIVITIES
          Change in short-term debt                    (104)     (842)
          Proceeds from issuance of long-term debt      127        35
          Reduction of long-term debt                  (170)     (203)
          Sundry                                         37        32
                                                     ------     -----
NET CASH (USED IN) FINANCING ACTIVITIES                (110)     (978)

Effect of exchange rate changes on cash                (330)        2
                                                     ------     -----
Net change in cash                                     (280)     (479)
Cash at beginning of year                               362       848
                                                     ------     -----

     CASH AT END OF PERIOD                          $    82   $   369
                                                     ======     =====


See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

	The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

	For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2 - Investments in Related Company and other subsidiaries
     The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in Ireland and the U.K. The Company also owns 50% of Harrison Alloys Inc. ("Harrison") which is recorded on the equity method of accounting and carried at no value on the balance sheets at June 30, 1999 and December 31, 1998. The company will not recognize any income from its investment in Harrison until Harrison's income exceeds Harrison's losses. Although Harrison is required to pay to the Company license fees and commissions totaling $500,000 per year to 2003, no payments have been received since December 1996 and therefore no income has been recorded.

3 - Comprehensive Income
	The components of comprehensive income as presented under Financial Accounting Standard 130, "Reporting Comprehensive
Income", for the six months ended June 30, 1999 and 1998 are as follows:

								                                      	1999       	1998
	Net loss     					                         $  (133)   $(1,105)
	Foreign currency translation adjustment       (599)        64
									                                      -----	     -----
	Comprehensive loss                         $  (732)   $(1,041)
                                              =====      =====

4.  1999 Stock Option Plan
	At the annual meeting on May 26, 1999, the Company's Shareholders approved the adoption of the 1999 Driver-Harris Incentive Stock Option Plan. Two hundred thousand shares of stock are reserved for issuance under the plan. To date, no shares have been granted under the Plan.

5. Industry Segments and Geographic Areas
	The Company classifies its revenues based upon the location (i.e. manufacture or purchase for resale-distribution) of the facility and its function. Such revenues are regularly reviewed by the Directors and management and decisions are made on such basis.

	The operating expenses and resultant net profit (loss) and the assets are similarly reviewed and decisions made based upon whether they relate to manufacturing or purchase for resale (i.e.
distribution).

                                           Reporting Segments
	                                Parent Co.	Manufacturing	Distribution
                                   (U.S.)	    (Ireland)	     (U.K.)	   Total

Six months ended June 30, 1999:
Revenues
   External revenues	                         	$16,348     	$ 2,048  $18,396
   Inter-segment revenues	      $   149	           491		                 640
   Other revenues	                   31	            29    	       8  	    68
   Elimination of inter-
     segment revenues	             (149)	         (491)                 (640)
Consolidated revenues	               31	        16,377	       2,056	  18,464

Net Profit/(Loss)	                 (321)	          246	         (58)    (133)

Assets
   Total assets	                  1,549	        17,315	       2,274   21,138
   Elimination of investment       (623)			                             (623)
   Elimination of inter-
     company receivables	          (829)	       (1,918)	       (119)  (2,866)
   Elimination of inter-
     company inventory			                                       (60)	   (60)
Total assets	                        97	        15,397	       2,095	 17,589

Other Significant Items
   Depreciation expense		                          250	          10     260
   Interest expense	                 40	           253	          29	    322
   Expenditures for assets		                        74            		     74

Six months ended June 30, 1998:
Revenues
   External revenues		                          15,426	      3,684    19,110
   Inter-segment revenues	           83	         1,813	         73	    1,969
   Other revenues	                   39	            56	          2	       97
   Elimination of inter-
     segment revenues	              (83)	       (1,813)   	    (73)  	(1,969)
Consolidated revenues	               39	        15,482	      3,686	   19,207

Net (Loss)	                        (287)      	   (343)	      (475) 	 (1,105)

Other Significant Items
   Depreciation expense	     	                     243	         25	      268
   Interest expense	                 37	           283	         43	      363
   Expenditures for assets		                       122          15       137

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition
	The ratio of current assets to current liabilities was 1.17 at June 30, 1999, the same ratio as at December 31, 1998. With the steps the Company has taken to strengthen its distribution segment by closing one subsidiary, Kestrel, and transferring its assets to a second distribution subsidiary, Kingston, and its refocus on specialty customers with higher profit margins, the Company believes it has stabilized this segment. Although
Harrison Alloys Inc. continues to restructure its operations, the Company does not contemplate that amounts due under its license agreement will be paid in the near future. No amounts were received in 1998 or 1999.

	At June 30, 1999, the Company's subsidiaries had approximately $5.7 million in available bank credit lines of which $4.7 million was in use.

	The Company believes it has adequate cash flow from operations to meet its ongoing obligations including debt repayments and capital commitments for the next twelve months.

Market Risks
Foreign Currency Fluctuations
	With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. dollar, Irish Punt and the British Pound Sterling. The Company is periodically involved in hedging currency between the Irish Punt and the British Pound Sterling through the use of futures contracts which are relatively short term in nature. There were no foreign exchange contracts outstanding at June 30, 1999.


Debt Instruments
	The Company's long term debt of $2,514,000 is primarily fixed rate debt of which $1,164,000 is U.S. denominated with the remaining balance primarily denominated in Irish Punt. The Company's remaining debt of $4,060,000 is solely comprised of variable rate, short-term facilities denominated primarily in Irish Punt which does not subject the Company to significant interest rate risk as the borrowings are short term. The Company does not believe any reasonable hypothetical interest rate change in the ensuing year would have a material impact on the Company's Statement of Operations.

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

	The Company's main operating subsidiary, located in Ireland which performs all computer functions, is presently in the process of implementing its upgraded computer systems which will be Year 2000 compliant. The purchase cost of the new software that will be capitalized and other related Year 2000 costs to be expensed as incurred are presently estimated to be approximately $140,000.
The project is expected to be completed in October 1999. As part of this process, a duplicate server will be purchased in September 1999 to serve as back up should the main system fail. Single user computers which are Year 2000 compliant will also be available to enable the Company to function.

	As to third parties, i.e., vendors, suppliers and customer in Ireland, the United Kingdom and elsewhere, the subsidiaries' assessment is in process. Based upon information available at this time, third parties of critical importance to the Company are in the process of becoming Year 2000 compliant and the Company believes the issue will not have a material impact upon the financial position of the subsidiary and ultimately the Company. However, there can be no assurance that presently unforeseen difficulties will not arise and actual results could differ materially.

Results of Operations

Six Months of 1999 Compared to 1998:
Net sales to customers decreased by 3.7% during the first six months of 1999 compared to the same period in 1998. Manufacturing revenues increased by 6% but distribution revenues declined by 44% as a result of refocusing the distribution segment and the closing of one distribution subsidiary. Units shipped in manufacturing increased by 12.6% while the foreign rate impact of the value of the Irish Punt and the English Pound to the U.S. Dollar resulted in a 1.7% decrease in translated sales for the first six months of 1999 compared to the similar period of 1998. The gross profit percentage increased to 13.6% in 1999 compared to 9.6% in 1998. This is primarily attributable to the changes within distribution, and to an improved product sales mix and moderately lower copper prices. Selling, general and administrative expenses decreased to 12.7% of net sales from 14.1% in the comparable period of the preceding year due to ongoing efforts to reduce these costs and a reduction in the group's administrative costs relating to its refocused distribution activity.

Second Quarter of 1999 Compared to 1998:
Net sales to customers decreased by 13.7% during the second quarter of 1999 compared to the same period in 1998.
Manufacturing revenues decreased by 7.4% and distribution revenues declined by 48.5% as the distribution segment was refocused and one distribution subsidiary was closed. Manufacturing units shipped were flat and the foreign rate impact of the value of the Irish Punt and the English Pound to the U.S. Dollar resulted in a 1.6% decrease in translated sales. The gross profit percentage increased to 11.4% compared to 8.7% in 1998, due to the changes within distribution, and an improved product sales mix and moderately lower copper prices. Selling, general and administrative expenses decreased to 14.0% of net sales from 14.7% as a result of reduced distribution activity administrative costs.

The Company's foreign exchange loss of $25,000 for the six months ended June 30, 1999 resulted in part from the effect of entering into foreign exchange contracts for the purpose of hedging exposure to the British Pound Sterling by the Company's Irish subsidiary and from the translation of Sterling denominated receivables and payables into Irish Punt. The first three months of 1999 resulted in losses totaling $118,000 while the second quarter had a gain of $93,000.

Income taxes for 1999 result from foreign taxable income at the Company's Irish subsidiary. The Company has tax loss carryforwards of approximately $7,100,000 available to offset future U.S. taxable income, which expire between 1999 and 2011.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a.  The Annual Meeting of Stockholders was held on May 26,
1999 at the principal office of the Company in Harrison, New Jersey.
b. The following Directors were reelected to serve for the ensuing year: Ralph T. Bartlett, H. Lewis Biggerstaff,
David A. Driver and Frank L. Driver IV.
c. The 1999 Stock Option Plan was approved with 489,685 shares FOR, 167,900 AGAINST and 200 shares ABSTAIN.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                	DRIVER-HARRIS COMPANY




Date: August 16, 1999         By:  Thomas J. Carey
---------------------			       	   ------------------------
                        							   Chief Financial Officer