Form 10-Q
period 1999-09-30
DRIVER HARRIS CO
filed 1999-11-15
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

 Form 10-Q



[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999


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

          Yes [  X  ]                     No [    ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 		Class					Outstanding at November 1, 1999
	Common Stock, $0.83 1/3 Par Value				1,372,333

                        DRIVER-HARRIS COMPANY

INDEX TO FORM 10-Q


PART I FINANCIAL INFORMATION                                PAGE

Item 1.  Consolidated Financial Statements

     Condensed Consolidated Balance Sheets
     September 30, 1999 and December 31, 1998. . . . . . . .  3

     Condensed Consolidated Statements of
     Income - Three and Nine Months ended September 30,
     1999 and September 30, 1998 . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
     Nine Months ended September 30, 1999 and
     September 30, 1998. . . . . . . . . . . . . . .  . . . . 5

     Notes to Consolidated Financial Statements . . . . . . . 6

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


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 10
----------

         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollar Amounts in thousands)

                                           September 30,   December 31,
                                                1999         1998
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $    94       $    362
Accounts receivable - net                      9,827          9,966
Inventories:
     Materials                                   749            585
     Work in process                             198            152
     Finished products                         2,173          3,223
                                               -----         ------
                                               3,120          3,960
Prepaid expenses                                 642          1,054
                                               -----         ------
Total current assets                          13,683         15,342

Property, plant & equipment - net              4,557          5,222
                                              ------         ------
  			                                        $18,240       $ 20,564
                                              ======         ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $ 3,701       $  4,677
     Current portion of long-term debt           459            599
     Accounts payable                          5,723          5,974
     Accrued expenses                          1,781          1,777
     Income taxes payable                         48             77
                                              ------         ------
Total current liabilities                     11,712         13,104

Long-term debt                                 2,012          2,142
Deferred Grants                                  679            781
Deferred foreign income taxes                    168            184
Postretirement benefit liabilities               548            573
Sundry liabilities 				                        	  84      		    111

Stockholders' equity:
     Common stock                              1,235          1,233
     Additional paid-in capital                2,333          2,282
     Retained earnings                           867            950
     Accumulated other comprehensive loss     (1,398)          (796)
                                              ------          -----
Stockholders' equity                           3,037          3,669
                                               -----          -----
                                             $18,240       $ 20,564
                                              ======         ======
See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            (Dollar amounts in thousands, except per share data)



                            THREE MONTHS ENDED         NINE MONTHS ENDED
                          					SEPTEMBER 30  		          SEPTEMBER 30
                            1999         1998          1999      1998
                            ----         ----           ----      ----
Net sales                  $8,981      $10,972        $27,377   $30,082
Other revenues                 26           37             94       134
                            -----        -----          -----    ------
Total Revenues              9,007       11,009         27,471    30,216

Cost of sales 	             7,802        9,720         23,701    27,003
 				                       -----       ------         ------    ------
 				                       1,205        1,289          3,770     3,213
Selling, general and
 administrative expenses    1,035        1,491          3,377     4,186
 				                       -----       ------         ------    ------
                              170         (202)           393      (973)

Other charges (credits):
Interest                      171          178            493       541
Foreign exchange (gain)       (63)         (12)           (38)      (41)
                             -----       -----          -----     -----
Income/(Loss) before
 income taxes                  62         (368)           (62)   (1,473)

Income taxes                   12            -             21         -
                             ----        -----          -----     -----
NET INCOME/(LOSS)           $  50       $ (368)       $   (83)  $(1,473)
                             ====        =====          =====     =====


BASIC NET INCOME/(LOSS)
 PER SHARE                  $ .04        $(.28)         $(.06)    $(1.10)
                    				     ====         ====           ====      ====
DILUTED NET INCOME/(LOSS)
 PER SHARE                  $ .04*       $(.28)*        $(.06)*   $(1.10)*
				                         	===         ====           ====      ====


Basic earnings per share-weighted
   average shares					                              		1,361,021  1,342,046
Diluted earnings per share-weighted
   average shares                                     1,365,786  1,355,220

	* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.

See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Dollar Amounts in thousands)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                     ----------------
                                                      1999       1998
                                                      ----       ----
								        (Unaudited)
OPERATING ACTIVITIES
   Net loss                                         $  (83)    $(1,473)
     Adjustments to reconcile net loss
       to net cash provided:
          Depreciation and amortization                407         411
          Receivables                                 (539)       (224)
          Inventories                                  557         895
          Prepaid expenses                             298        (142)
          Accounts payable and accrued expenses        422       1,198
          Sundry                                        72         114
                                                    -------     ------
     CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES   1,134         779

INVESTING ACTIVITIES
         Capital expenditures                         (173)       (208)
         Sundry                                         35          16
                                                    -------     ------
     CASH USED IN INVESTING ACTIVITIES                (138)       (192)

FINANCING ACTIVITIES
          Change in short-term debt                   (604)     (1,128)
          Proceeds from issuance of long-term debt     157          31
          Reduction of long-term debt                 (348)       (326)
          Sundry                                         -          34
                                                     ------     ------
NET CASH (USED IN) FINANCING ACTIVITIES               (795)     (1,389)

Effect of exchange rate changes on cash               (469)        216
                                                     ------     ------
Net change in cash                                    (268)       (586)
Cash at beginning of year                              362         848
                                                     ------     ------

     CASH AT END OF PERIOD                          $   94     $   262
                                                     ======     ======


See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2 - Investments in Related Company and other subsidiaries
     The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in Ireland and the U.K. The Company also owns 50% of Harrison Alloys Inc. ("Harrison") which is recorded on the equity method of accounting and carried at no value on the balance sheets at September 30, 1999 and December 31, 1998. The company will not recognize any income from its investment in Harrison until Harrison's income exceeds Harrison's losses. Although Harrison is required to pay to the Company license fees and commissions totaling $500,000 per year to 2003, no payments have been received since December 1996 and therefore no income has been recorded. On October 25, 1999, Harrison filed for the protection of the Courts to execute a reorganization under Chapter 11 of the Federal Bankruptcy Code.

3 - Comprehensive Income
	The components of comprehensive income as presented under Financial Accounting Standard 130, "Reporting Comprehensive
Income", for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                      Three Months    Nine Months
						                               1999    1998     1999     1998
	Net income (loss)			                $ 50  $(368)  $ (83)  $(1,473)
	Foreign currency translation
          adjustment                  (3)   236     (602)     300
						                             -----	 -----     ----    -----
	Comprehensive income (loss)        $ 47  $(132)   $(685) $(1,173)
                                    ====   =====    =====    =====

4.  1999 Stock Option Plan
	At the annual meeting on May 26, 1999, the Company's Shareholders approved the adoption of the 1999 Driver-Harris Incentive Stock Option Plan. Two hundred thousand shares of stock are reserved for issuance under the plan. On September 13, 1999, a total of 17,000 options were awarded to Directors, Officers and key employees.

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

                                       Reporting Segments
	                           Parent Co.	Manufacturing	Distribution
                             (U.S.)    	(Ireland)	      (U.K.)	   Total

Nine months ended September 30, 1999:
Revenues
   External revenues	                   	$24,467	     $ 2,910     $27,377
   Inter-segment revenues	 $   224	          766		                    990
   Other revenues	              12	           67    	      15      	   94
   Elimination of inter-
     segment revenues	        (224)     	   (766)	                 	 (990)
Consolidated revenues	          12      	 24,534     	  2,925      27,471

Net Profit/(Loss)	            (428)	         419	         (74)     	  (83)

Assets
   Total assets	             1,509      	 17,638	       2,127     21,274
   Elimination of investment  (623)                              			(623)
   Elimination of inter-
     company receivables  	   (829)     	 (1,406)	      (116)    (2,351)
   Elimination of inter-
     company inventory		                            	    (60)     	 (60)
Total assets	                   57	       16,232	      1,951     18,240

Other Significant Items
   Depreciation expense		                    378	         29      	 407
   Interest expense	            61      	    388    	     44      	 493
   Expenditures for assets		                 173	                   173

Nine months ended September 30, 1998:
Revenues
   External revenues		                    24,035    	  6,047     30,082
   Inter-segment revenues	     165	        2,549	         81      2,795
   Other revenues	              34	          100    	      -      	 134
   Elimination of inter-
     segment revenues	        (165)     	 (2,549)   	    (81)    (2,795)
Consolidated revenues	          34	       24,135    	  6,047     30,216

Net (Loss)	                   (401)	        (510)   	   (562)    (1,473)

Other Significant Items
   Depreciation expense	                	    361    	     50      	 411
   Interest expense	            56	          423	         62      	 541
   Expenditures for assets		                  -           15        208

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition
	The ratio of current assets to current liabilities was 1.17 at September 30, 1999, the same ratio as at December 31, 1998.
With the steps the Company has taken to strengthen its distribution segment by closing one subsidiary, Kestrel, and transferring its assets to a second distribution subsidiary, Kingston, and its refocus on specialty customers with higher profit margins, the Company believes it has stabilized this segment. Although Harrison Alloys Inc. has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code, the Company does not believe this event will have any direct impact on Driver-Harris since the investment is carried at no value on the balance sheet and no monies have been received from Harrison since 1996. The Company does not contemplate that amounts due under its license agreement will be paid in the near future.

	At September 30, 1999, the Company's subsidiaries had approximately $6.2 million in available bank credit lines of which $5.8 million was utilized.

	The Company believes it has adequate cash flow from operations to meet its ongoing obligations including debt repayments and capital commitments for the next twelve months.

Market Risks
Foreign Currency Fluctuations
	With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. dollar, Irish Punt and the British Pound Sterling. The Company is periodically involved in hedging currency between the Irish Punt and the British Pound Sterling through the use of futures contracts which are relatively short term in nature. On September 29, 1999, the Company entered into $927,000 of foreign currency exchange contracts for the hedging between the Irish Punt and the British Pound Sterling. These 30 day contracts were liquidated in October, 1999.


Debt Instruments
	The Company's long term debt of $2,471,000 is primarily fixed rate debt of which $1,185,000 is U.S. denominated with the remaining balance primarily denominated in Irish Punt. The Company's remaining debt of $3,701,000 is comprised solely of variable rate, short-term facilities denominated primarily in Irish Punt which does not subject the Company to significant interest rate risk as the borrowings are short term. The Company does not believe any reasonable hypothetical interest rate change in the ensuing year would have a material impact on the Company's Statement of Operations.

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

	The Company's main operating subsidiary, located in Ireland which performs the majority of computer functions, is presently in the process of implementing its upgraded computer systems which will be Year 2000 compliant. The purchase cost of the new software that will be capitalized and other related Year 2000 costs to be expensed as incurred are presently estimated to be approximately $100,000. The project is expected to be completed in December 1999. As part of this process, a duplicate server will be commissioned in November 1999 to serve as back up should the main system fail. Stand-alone systems are currently being configured to ensure continuity should the main computer system fail.

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

Results of Operations

Nine Months of 1999 Compared to 1998:
Net sales to customers decreased by 9.0% during the first nine months of 1999 compared to 1998. Manufacturing revenues increased by 1.8% but distribution revenues declined by 52% as a result of refocusing the distribution segment and the closing of one distribution subsidiary. Units shipped in manufacturing increased by 7.8% while the foreign rate impact of the value of the Irish Punt and the English Pound to the U.S. Dollar resulted in a 3% decrease in translated sales for the first nine months of 1999 compared to the similar period of 1998. The gross profit percentage increased to 13.5% in 1999 compared to 10.2% in 1998. This is primarily attributable to the changes within distribution, and to an improved product sales mix and moderately lower copper prices. Selling, general and administrative expenses decreased to 12.3% of net sales from 13.9% in the comparable period of the preceding year due to ongoing efforts to reduce these costs and a reduction in the group's administrative costs relating to its refocused distribution activity.

Third Quarter of 1999 Compared to 1998:
Net sales to customers decreased by 18.1% during the third quarter of 1999 compared to the same period in 1998.
Manufacturing revenues decreased by 5.7% and distribution revenues declined by 63.3% as the distribution segment was refocused and one distribution subsidiary was closed. Manufacturing units shipped declined less than one percent and the foreign rate impact of the value of the Irish Punt and the English Pound to the U.S. Dollar resulted in a 6% decrease in translated sales. The gross profit percentage increased to 13.2% compared to 11.4% in 1998, due to the changes within distribution, and an improved product sales mix. Selling, general and administrative expenses decreased to 11.5% of net sales from 13.6% as a result of reduced administrative costs related to distribution activity.

The Company's foreign exchange gain of $38,000 for the nine months ended September 30, 1999 results in part from the effect of entering into foreign exchange contracts for the purpose of hedging exposure to the British Pound Sterling by the Company's
Irish subsidiary and from the translation of Sterling denominated receivables and payables into Irish Punt.

Income taxes for 1999 are due to taxable income at the Company's Irish subsidiary. The Company has tax loss carryforwards of approximately $7,100,000 available to offset future U.S.
taxable income, which expire between 1999 and 2011.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                	DRIVER-HARRIS COMPANY




Date: November 15, 1999      By:      Thomas J. Carey
-----------------------				   ------------------------
                    							   Chief Financial Officer