Form 10-K405
period 1999-12-31
DRIVER HARRIS CO
filed 2000-04-13
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
(Mark One)
|_X_|	Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
		For the fiscal year ended December 31, 1999
 ___
|  |	Transition report pursuant to Section 13 or 15(d) of the Securities
 Act of 1934
		For the transition period from _____________ to ____________

Commission file number 1-1212
DRIVER-HARRIS COMPANY
--------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
New Jersey						                                    22-0870220
----------------                        -----------------------------------
(State or other jurisdiction of incorporation or  (I.R.S. Employer
   organization)                                 Identification No.)


308 Middlesex Street, Harrison, New Jersey		                   07029
-----------------------------------------------------     -----------------
(Address of principal executive offices)		                    (Zip Code)

Registrant's telephone number, including area code		(973) 483-4802
							--------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                      								         Name of each exchange
	Title of each class:	     				         on which registered:
	----------------------				         	-----------------------------
	Common stock - par value $0.83 1/3			American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:		NONE

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

The aggregate market value of the voting stock held by non-affiliates and the total number of common shares outstanding as of March 22, 2000:
	Market Value - $3,602,000              Common Stock - 1,372,333 Shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the annual proxy statement anticipated to be filed on or about April 28, 2000 are incorporated into Part III.

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

In February 1996, Harrison sold its foreign operations to Kanthal AB, a Swedish company, and used a portion of the proceeds to repay a bank loan ($2,529,000) which the Company had guaranteed. At that time, the Company's investment in Harrison was adjusted to zero in its financial statements.

In September 1997, the Company sold its 50% interest in Quality Heat Treatment Pty. Ltd., a company in the furnace manufacturing and heat treating business, located in Australia, for a net profit of $128,000.

In November 1996, the Company acquired the assets of a distribution company, Kestrel Cables Distribution Ltd. ("Kestrel") in the U.K. for $1,342,000. After incurring substantial losses in 1997 and 1998, Kestrel was closed and the net assets transferred to the Company's other U.K.
distributor, Kingston Cable Distributors.

In October 1999, Harrison declared bankruptcy and in January 2000 was ordered to liquidate its assets under the Federal Bankruptcy Code by March 31, 2000.

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

Item 1.  	Business (Continued)

The following represents a breakdown of the Registrant's total net sales for the last three fiscal years (in thousands):

	      			Insulated Electrical
				         Wire & Cable     			Other
		1997		       $39,525				      $1,066
		1998		         40,389				         0
 		1999		         36,679				        0

(ii) The Company's specialty cable operation in Kilkenny, Ireland began producing cable in the fall of 1997. The focus of this factory is to manufacture lower volume, higher value-added cable products as part of the Company's ongoing effort to shift its manufactured product orientation toward higher margin specialty cable. The Kilkenny plant's initial product is a high quality fire resistant cable designed to comply with the most stringent fire standards worldwide.

(iii) The principal sources of raw material for insulated electrical wire and cable products -- copper wire conductor, PVC and low smoke and fume insulating materials -- are wire drawing and polymer companies, respectively. During the past fiscal year, availability of raw materials was satisfactory. PVC prices rose significantly in the latter part of the year.

(iv) The Company owns certain trademarks which are maintained internationally. As part of the 1994 restructuring described in Item 1(a), the Company granted Harrison a license to use certain trademarks in consideration for specified license fees which have not been paid since 1996.

	Except as mentioned above, there are no patents, licenses, franchises or concessions held that are material to the business of the Registrant or its subsidiaries.

(v)  The business of the Registrant is not of a seasonal nature.

(vi) Following industry practice, the Registrant and its subsidiaries grant payment terms to their customers ranging from 60 days to 90 days depending on the countries where the companies do business.

(viii) The following amounts represent the backlog of orders believed to be firm as of the end of each year; all were expected to be filled within the following year:

					Irish Driver-Harris Co. Ltd.
	December 31, 1999			$2,043,000
	December 31, 1998			    30,000

(ix) No material portion of the business of the Registrant and its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Item 1.		Business (Continued)

(x) The Registrant's insulated wire and cable products are marketed primarily in Ireland, the U.K., the European continent, and the Mid and Far East. Such products are essentially similar to those of its competitors of which there are many, some substantially larger than the Company. The principal methods of competition are price, quality, and responsiveness to customers' orders. Significant restructuring of this industry and the competitors within it has occurred in the past three years.

(xi) The Registrant believes that the cost of research and development activities was not material during the past three fiscal years. No employees were engaged in such activities on a full-time basis during that period.
All research and development projects have been performed by engineering and production personnel in conjunction with other functions without separate accounting therefor. In the future, the registrant intends to allocate greater resources to these efforts.

(xii) The number of persons employed by the Registrant and its subsidiaries at the end of the last fiscal year was 172.

(d)        Financial Information about Foreign and Domestic Operations and
Export Sales
(i) Information regarding foreign and domestic operations is provided in Notes 2 and 8 to the consolidated financial statements.

(ii) The Registrant depends solely on foreign operations for the generation of earnings. The insulated wire and cable operations are located in Ireland and the U.K. These countries are considered to have relatively stable governments and limited political risk; nonetheless there is exposure to fluctuations in currency exchange rates and normal business risk.

	(e)	Executive Officers of the Registrant

	Name				             Age		Position
	Frank L. Driver IV		 39		President, Chief Executive Officer
	Lavinia Z. Emery		   55		Secretary and Assistant Treasurer
	Thomas J. Carey		    63		Chief Financial Officer

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

Item 1.		Business (Continued)

	Ms. Lavinia Z. Emery joined the Company in 1982 in an administrative capacity. In 1985 she was elected Assistant Secretary and Assistant Treasurer. In 1988 she was elected Secretary and Assistant Treasurer.

	Mr. Thomas J. Carey was hired by the Company as a Consultant and Chief Financial Officer in 1995. From 1992 through 1994, he was Chief Financial Officer of the Home News Company, New Brunswick, NJ and prior to that a partner of Deloitte & Touche.

Item 2.		Properties

	The principal properties of the Registrant and its subsidiaries are two plants and related distribution center in Ireland and a separate distribution subsidiary in the U.K. The main plant was constructed in 1990 and expanded during 1997 and is deemed adequate for the enterprise. Both plants are owned by the Irish subsidiary and subject to liens by the lenders. The second plant was acquired under a long-term Irish Development Authority financing plan in 1997 and also has adequate land for expansion.

Item 3.		Legal Proceedings

	In February 2000, the landlord of the Harrison facility brought suit against Driver-Harris claiming the Company was guarantor of the Harrison lease and therefore liable for unpaid back rents. The Company believes the complaint is without merit and intends to aggressively defend the claim.

Item 4.		Submission of Matters to a Vote of Security Holders

	None in the fourth quarter of 1999.

PART II

Item 5.		Market for the Registrant's Common Equity and Related Stockholder
Matters

	(a)	The Company's common stock is traded on the American Stock Exchange.
The high and low sales prices for the stock were as follows:

				                1999                                  1998
  Quarter	     	High	     Low	                       	High	     Low
First			     3 3/4          2  11/16                10  5/8       8 1/2
Second		    	3 5/8          2                       10 5/8       10
Third			     4 3/4	         3 1/4		                 11            8 3/8
Fourth			    3 3/4	         2 7/8                 		9 1/8         2 3/4

(b)	The approximate number of common shareholders as of March 22, 2000 was
390.
This figure represents the sum of the number of shareholders of record, plus an estimate of the number of individual shareholders whose shares are held collectively by stockbrokers.

Item 5.		Market for the Registrant's Common Equity and Related Stockholder
Matters

	(c)	The Company did not pay cash dividends during the five years ended
December 31,1999.  The note payable to the Pension Benefit Guaranty
Corporation (PBGC) prohibits the payment of cash dividends without their permission (reference is made to Note 4 to the consolidated financial statements).

Item 6.		Selected Financial Data

				       (Amounts in thousands, except per share data)
                1999    1998     1997        1996       1995
Net Sales and Other
   Revenues			$36,782	$40,529   $40,754     $41,322   $36,719

Net (Loss)
 Income   	     (149) (2,080)     (565)       2,452     1,332

Total Assets	 19,002  20,564    20,724       21,178    16,255

Long-term Debt 1,914   2,142     2,524        2,023     1,907

Per Common Share:
  Basic Net
 (Loss) Income $(.11) $(1.55)    $(.42)       $1.86     $1.03
				            =====	   ====      ===          ===      ===

Diluted Net
 (Loss) Income $(.11) $(1.55)    $(.42)       $1.86      $1.03
			          	=====		    ====     ===          ===         ===
Basic Earnings Per Share
  Weighted Average Shares
  Outstanding			1,361		  1,344   1,339        1,317      1,295
				            ====	    ====    ====        ====      ====
Diluted Earnings Per Share
  Weighted Average Shares
  Outstanding			  1,374*	1,355*  1,354*      1,321      1,296
            				  ====		====        ====        ====      ====

* Adjusted weighted average shares outstanding was not used to calculate diluted earnings per share since the effect on earnings per share would be antidilutive.

	During 1999, Harrison, the Company's 50% owned U.S. subsidiary, declared bankruptcy and in January 2000 was ordered to liquidate its assets. This investment has been carried at no value on the balance sheet since 1996 and no loss was recorded as a result of these actions.

	During 1998, the Company adopted the provisions of Financial Accounting Standards Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This information is presented in Note 8 to the financial statements.

Item 6.		Selected Financial Data

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

	In 1996, the Company's fifty percent owned company, Harrison, sold its foreign operations to Kanthal AB a Swedish company. This transaction increased net income by $895,000 ($.68 per share).

Item 7.		Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview and Financial Condition:
	The Company, directly and through its subsidiaries, is engaged in the business of manufacturing insulated electrical wire and cable through its wholly owned subsidiary, Irish Driver-Harris Co. Ltd., located in Ireland and the U.K.

	The Company has a note payable to the Pension Benefit Guaranty Corporation ("PBGC") for which the due date has been extended to April 16, 2001. The
PBGC has the right to convert the
entire unpaid principal and accrued interest into common stock of the Company. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

	In November 1996, the Company purchased the assets of a distribution company, Kestrel Cables, in the U.K. for $1,342,000. Kestrel incurred substantial losses in 1997 and 1998 and the facility was closed in August 1998. The net assets of Kestrel were transferred to the Company's other U.K. distribution company, Kingston Cable Distributors Ltd. at that time. Closure costs for Kestrel totaled approximately $117,000 and are recorded in cost of sales in 1998.

	Capital expenditures during the year totaled approximately $295,000, all at the Company's Irish subsidiary. Cash flow was sufficient to fund these capital expenditures. At December 31,1999, the Company's subsidiaries had approximately $6,499,000 of available bank lines of credit of which $4,590,000 was drawn at December 31, 1999. The Company had $201,000 in cash on hand at December 31, 1999.

	The ratio of current assets to current liabilities was 1.13 at the end of
1999, compared with 1.17 at the end of 1998.   The decrease is due to a
reduction in inventory and prepaid expenses at the Company's Irish subsidiary in 1999.

	The Company believes it has adequate cash flow from operations to meet its ongoing operating obligations including debt repayments and capital
commitments.   On April 10, 2000, the

Item 7.		Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Company renegotiated the terms of the note payable to the Pension Benefit Guaranty Corporation (PBGC) whereby payment of such note was extended from September 30, 2000 to April 16, 2001. In exchange for this extension, the Company agreed to pay a fee by issuing 13,000 of its common shares to the PBGC and agreed that the interest rate on the note would remain at 7% per year compounded quarterly until October 1,2000 at which time the interest rate will increase to 11% per year. Interest is payable at maturity.

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

Debt Instruments
	The Company's long term debt of $2,306,000, including the current portion, is primarily fixed rate debt of which $1,205,000 is U.S. denominated with the remaining balance denominated in Irish Punt. The Company's remaining debt of $4,590,000 is solely comprised of variable rate, short-term facilities denominated primarily in Irish Punt to cover banking overdrafts which does not subject the Company to significant interest rate risk. The Company does not believe any reasonable interest rate change in the ensuing year would have a material impact on the Company's Statement of Operations.

Price Fluctuations and Availability of Raw Materials
	Copper is the principal raw material purchased by the Company, and the Company's sales may be affected by the market price of copper. The Company generally does not hedge potential changes in copper prices.

	The Company also purchases insulating compounds, such as PVC and low smoke and fume polymer, from various suppliers. Although the Company has not experienced any shortages of these compounds, the inability of suppliers to supply such raw material could have a material adverse effect on the Company's business until a replacement supplier is found or substitute materials are approved for use. Although the Company has generally been able to pass on increases in the price of copper and other raw materials to its customers, there can be no assurance that the Company will be able to do so in the future. Additionally, significant increases in the price of copper or other raw materials could have a negative effect on demand for the Company's products. Similarly, significant increases in the price of copper, or shortage of such other raw materials, over time could have a material adverse effect on the Company's business.

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

Year 2000
	The Company completed the preparation for the Year 2000 issue in 1999, and experienced no significant problems as of the balance sheet date. The
Company does not foresee any problems existing in 2000; however, if all Year
2000 issues were not properly identified or foreseen, there can be no assurance that this issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others.

Results of Operations
Year ended December 31, 1999 compared to year ended December 31, 1998
	Net sales for the year decreased by 9.2% compared to 1998. Manufacturing revenues in local currency increased by 7.8% but were flat in U.S. dollars as the average value of the Irish Punt compared to the U.S. Dollar declined by a similar percentage. Distribution revenues declined by 54.0% in U.S. Dollars as the distribution segment refocused its efforts on higher margin product lines and significantly reduced costs including closure of one subsidiary during 1998. The consolidated gross profit percentage increased to 13.0% in 1999 compared to 11.5% in 1998. This was primarily attributable to the improved margins within distribution, as well as an improved product sales mix and moderately lower copper prices within manufacturing. Selling, general and administrative expenses decreased to 12.2% of net sales from 14.5% in the preceding year as a result of ongoing efforts to reduce these costs as well as the reduction in administrative costs resulting from the refocus of distribution activities.

	Income taxes for 1999 result from foreign taxable income at the Company's Irish subsidiary. The Company has tax loss carry forwards of approximately $7,300,000 available to offset future U.S. taxable income, which expire between 2000 and 2019. A valuation allowance of $2,715,000 and $2,708,000 has been provided at December 31, 1999 and 1998, respectively. These valuation allowances were established since it is considered more likely than not that the deferred tax assets, primarily the net operating loss carry forwards, will not be realized.
See further discussion in Notes 1 and 6 to the consolidated financial statements. The change in the effective tax rate between 1999 and 1998 is due to the fact that the Irish subsidiary had taxable income in 1999 compared to a taxable loss in 1998.

Item 7.		Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Year ended December 31, 1998 compared to year ended December 31, 1997
Units shipped were up 14.2% for the year within manufacturing although net sales dollars increased only 2.2% due to pressure on sales prices resulting from aggressive competition within the cable industry in the U.K., the Company's primary market, and the foreign rate impact of the value of the Irish Punt relative to the U.S. Dollar for 1998 compared to 1997. Overall, net sales to customers decreased by less than one percent for the year ended December 31, 1998 compared to the prior year since there were reduced sales at the distribution level and 1997 included sales of $1,066,000 from the Australian subsidiary, sold in the third quarter of 1997. Correspondingly, the gross profit percentage decreased to 11.4% from 13.3% in 1997. The Company has taken steps to strengthen its distribution segment by closing one subsidiary, Kestrel, in August 1998 and transferring its assets to a second distribution subsidiary, Kingston. The Company has also refocused its efforts at Kingston by reducing staff and concentrating marketing efforts on specialty customers with higher profit margins while de-emphasizing wholesale customers with poorer margins. Selling, general and administrative expenses rose as a percentage of net sales to 14.4% in 1998 compared to 14.2% in 1997. This was attributable primarily to higher costs at Kestrel and Kingston. Interest expense increased in 1998 by 11% due to higher average borrowings in Ireland to meet ongoing obligations.

Income taxes for 1998 result from foreign taxable income at the Company's Irish subsidiary. The Company has tax loss carry forwards of approximately $7,100,000 available to offset future U.S. taxable income, which expire between 1999 and 2010. A valuation allowance of $2,708,000 and $2,560,000 has been provided at December 31, 1998 and 1997, respectively. These valuation allowances were established since it is considered more likely than not that the deferred tax assets, primarily the net operating loss carry forwards, will not be realized. See further discussion in Notes
1 and 6 to the consolidated financial statements.

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

	The following table summarizes the principal occupations and business experience during the past five years, as well as certain other information as of March 22, 2000, for each Director:

                   Principal Occupation             Company Common        % of
				                During Last Five 	                 Stock       Outstanding
		                		Years and other			Director       Beneficially    Common
Name		         Age	 Directorships			    Since          Owned         Stock
Ralph T. Bartlett 75 Certified Public Accountant. 1985  8,600          *
			              Until 1984, a partner of Deloitte
			              Haskins & Sells (now Deloitte
			              & Touche), NY.

H.L.Biggerstaff  73  Retired. Until 1988, President  1980	  9,650       *
			             Arwood Die Casting Division
			             of Arwood Corp.

David A.Driver  61 Chairman of the Board of Directors  1977  45,720    3.3
			               of the Company.
President, Atlantic Alloys Inc.

Frank L.Driver IV  39  President and Chief Executive
                        Officer                1993   111,540**        7.8
                       of the Company.
	*   Denotes less than 1% of the outstanding Common Stock.
	** Includes 38,750 shares under options pursuant to the Driver-Harris
    Employee Incentive Stock Option Plan, granted in 1990, 1991 and 1992, which are fully exercisable, 3,000 shares granted in 1999 and 8,014 shares held in the Driver-Harris Staff 401-K Benefit account.

The information with respect to executive officers is included in Part I of this Form 10-K.

Item 11.		Executive Compensation

SUMMARY COMPENSATION TABLE

                            					     		         Long-Term
					                             Annual        Compensation
					                        Compensation           Awards
							                                   Securities Underlying   All Other
Name and Principal Position  Year Salary     Options/SARs    Compensation (a)
					                             ($)             (#)              ($)
Frank L. Driver IV,
President                   1999  90,000          0                 0 (b)
and Chief Executive Officer 1998  90,000          0             6,231 (c)
    			                     1997  90,000          0             9,000

(a) Amount represents the Company's portion of contributions to a 401(k) plan.
(b)  The total amount accrued for 1999 was $9,000.
(c)  A portion of his compensation has been accrued.

Item 11.	Executive Compensation (Continued)

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                  Individual Grants
                            Percent of  Potential Realizable Value At
                 Number of    Total        Assumed Annual Rates Of
                 Securities  Options/    Stock Price Appreciation For
                 Underlying   SARs              Option Term
                  Options/  Granted to
                   SARs     Employees  Exercise of  ---------------------
                 Granted   In Fiscal   Base Price   Expiration
   Name         (#)          Year      ($/sh)       Date     5% ($)  10% ($)

                  ><c>
Frank L. Driver IV 3,000     19%       $3.937     9/13/09  $7,478   $18,825

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTIONS/SAR VALUES

                         							    Number of
						                          Securities Underlying	   Unexercised
							                              Unexercised		      In-the-Money
						                             	Options/SARs at		   Options/SARs at
							                               FY-End(#)		         FY-End($)
							                          -------------------   ------------------
		             		Shares Acquired		 Exercisable (E)		  Exercisable (E)
Name				          On Exercise(#) 	Unexercisable (U)	Unexerciseable (U)
Exercisable options:
     Frank L.
     Driver IV		      6,250		        38,750 (E)              -----
                     							          3,000 (U)

PENSION PLANS

	On November 21, 1986, the Company entered into a pension agreement with Frank L. Driver III, under which Mr. Driver or his spouse would receive an annual payment of $50,000 for a period of fifteen years after Mr. Driver's retirement or death. On November 20, 1995, the Board of Directors approved changing the period to twenty years and the addition of a contingent payment to this agreement whereby in years where the profit of the Company exceeds $500,000 before income taxes and before this payment, the $50,000 amount will be supplemented by an amount based on a formula encompassing total retirement payments, adjusted annually for the Consumer Price Index.
This pension is now payable to Corinne F. Driver, spouse of Frank L.
Driver III, deceased. In 1997, $21,072 was paid as an additional retirement payment to Corinne F. Driver. No additional payments were made for 1998 or 1999.

COMPENSATION OF DIRECTORS

	During 1999, each Director, with the exception of Frank L. Driver IV, was paid $600 per Board of Directors Meeting and $600 per Audit or Compensation
Committee Meeting.   In addition, in 1999, Ralph Bartlett and H. L.
Biggerstaff received 3,500 shares and David Driver received 4,000 shares of Common Stock, valued at $2.125 per share for a total of $23,375.

Item 11.	Executive Compensation (Continued)

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

	The Company has a Compensation Committee of its Board of Directors. Mr. David A. Driver, a member of the Committee is an uncle of Frank L. Driver IV, President and Chief Executive Officer.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

	The Board's Compensation Committee reviews the compensation of the executive officers of the Company annually.


	The Company's salary policy is to pay a "competitive salary" plus an incentive bonus based on profit performance in relation to prior years and in relation to annual budget profit targets. The Compensation Committee may also take into consideration other factors including dedication to the job, external factors beyond the control of management, etc. An incentive bonus of 750 shares each of Common Stock was paid in 1999 to Thomas J. Carey, and Lavinia Z. Emery.

							Compensation Committee

				David A. Driver	Ralph T. Bartlett	H. L. Biggerstaff

Item 12.	Security ownership of Certain Beneficial Owners and Management

(a) Ownership of shares of the Company's Common Stock by certain beneficial owners as of March 22, 2000:

Name and Address				          Amount and Nature of    		Percent of
Of Beneficial Owner		       	 	Beneficial Ownership        Class
Estate of Frank L. Driver Jr.			     	64,172*			            4.7
c/o David A. Driver, Executor
10 High Street
Bristol, RI   02809

Estate of Frank L. Driver III		    		66,662**			            4.9
33 Birdseye Glen
Verona, NJ

Frank L. Driver IV      				         111,540***             7.8
100 Warren Street
Jersey City, NJ

Item 12.	Security ownership of Certain Beneficial Owners and Management
(Continued)

_____________________________
*	All shares held of record and beneficially.  As an executor of the Estate of Frank L. Driver Jr., David A. Driver, Chairman of Driver-Harris Company,
holds voting rights to such shares.
**	All shares held of record.  Does not include 24,154 shares held by Corinne
F. Driver, his surviving spouse and the mother of Frank L. Driver IV, who disclaims any beneficial interest in these shares. As an executor of the
Estate of Frank L. Driver III, Frank L. Driver IV, Director and
President, holds voting rights to such shares.
***	Includes 38,750 shares under options pursuant to the Driver-Harris
Employee Incentive Stock Option Plan, granted in 1990, 1991 and 1992, which are fully exercisable, 3,000 shares granted in 1999 and 8,014 shares held in the Driver-Harris Staff 401-K Benefit account.

(b)  Security ownership of management as of March 22, 2000:

      				                             Amount and Nature of		  Percent of
                  Title of Class			          Beneficia	    		      Class
				                                          Ownership
             Driver-Harris Company
                   Common Stock	             		342,494*				    	24.1%

*	Includes 50,250 shares under options pursuant to the 1983 and 1999 Driver-
Harris Employee Incentive Stock Option Plan and 8,014 shares held in the Driver-Harris Staff 401-K Benefit account.

(c)	Management is not aware of any arrangement which may result in a change in control of the Company.

Item 13.		Certain Relationships and Related Transactions

	David A. Driver, Chairman of the Company, is the uncle of Frank L. Driver IV, President.

	PART IV

Item 14.		Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1) and (2)		This portion of Item 14 is submitted in a separate section
of this report.

(3)  Listing of Exhibits
		Exhibit 3.    Certificate of Incorporation and By-Laws
		Exhibit 10.   Material contracts
		Exhibit 21.   Subsidiaries of the Registrant
		Exhibit 27.   Financial Data Schedule

(b)    Reports on Form 8-K

		None filed in the fourth quarter of 1999.

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(Continued)

	(c )    Exhibits								Incorporated
										by Reference
										to Sec Form
	Exhibit 3.	Articles of Incorporation and By-Laws	8-K dated
										  November 1, 1982

				Amendments thereto				8-K dated
									  June 17, 1987
Exhibit 10.	Material Contracts:

				Settlement Agreement with Pension		8-K dated
				 Benefit Guaranty Corporation dated		  December 22, 1993
			 December 22, 1993

Amended and Restated Agreement between
				 Harrison Alloys Inc., Driver-Harris
				 Company, HAI Industries Inc., and
				 HAI Holding Company Inc., dated		8-K dated
				 March 18, 1994				 April 7, 1994

				Note Modification Agreement, Loan and
				 Security Agreement Modification
				 Agreement, and Release of Guaranty
				 between Driver-Harris Alloys Inc.,
				 Harrison Alloys Inc., and Textron
				 Financial Corporation, all dated		8-K dated
				 February 25, 1994				 April 7, 1994

		Exhibit 21.	Subsidiaries of the Registrant as of December 31, 1999

		SUBSIDIARIES OF THE REGISTRANT

		Name						Jurisdiction of Incorporation
		Driver-Harris Systems Inc.			New Jersey (Inactive Corporation)
		Irish Driver-Harris Co. Ltd.			Ireland
		Kingston Cable Distributors Ltd.		United Kingdom
		  (Subsidiary of Irish Driver-Harris Co. Ltd.)

		Exhibit 27.	Financial Statement Schedules

		This portion of Item 14 is submitted in a separate section of this report

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

								DRIVER-HARRIS COMPANY


April 12, 2000					/s/      Thomas J. Carey
-------------		-------------------------------------------------------
Date							Thomas J. Carey
							Chief Financial Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Ralph T. Bartlett					/s/     David A. Driver
-------------------------		---------------------------------------
Ralph T. Bartlett					        David A. Driver
Director						                 Chairman
Date:    April 12, 2000				Date:   April 12, 2000



/s/   H. L. Biggerstaff					/s/    Frank L. Driver IV
--------------------		      ------------------------------------
H.  L. Biggerstaff				     	Frank L. Driver IV
Director						              Director, President and Chief Executive
Date:    April 12, 2000				   Officer
							                     Date:    April 12, 2000

Annual Report on Form 10-K Item 8,
Item 14(a) (1) and (2), (c) and (d)

List of Financial Statements and
Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Driver-Harris Company and Subsidiaries

December 31, 1999


Driver-Harris Company and Subsidiaries

Form 10-K Item 14(a) (1) and (2)

List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of Driver-Harris Company and Subsidiaries are included in Item 8:

	Consolidated Balance Sheets - December 31, 1999 and 1998		Page 22

	Consolidated Statements of Operations - Years ended December 31, 1999,
	1998 and 1997									Page 24
	Consolidated Statements of Stockholders' Equity - Years ended
	December 31, 1999, 1998 and 1997						Page 25

	Consolidated Statements of Cash Flows - Years ended December 31,
	1999, 1998 and 1997								Page 26

	Notes to Consolidated Financial Statements					Page 27


The following consolidated financial statement schedules of Driver-Harris Company and Subsidiaries are included in Item 14(d):

	Schedule I  -  Condensed Financial Information of Registrant		Page  45

	Schedule II -  Valuation and Qualifying Accounts				Page  49


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors
Board of Directors
Driver-Harris Company

We have audited the accompanying consolidated balance sheets of Driver-Harris Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of certain foreign consolidated subsidiaries which statements reflect total assets constituting 5% in 1999 and 16% in 1998, and total revenues constituting 9% in 1999, 19% in 1998 and 20% in 1997 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for such subsidiaries, is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Driver-Harris Company and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United
States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.


MetroPark, New Jersey
March 22, 2000, except						/s/    ERNST & YOUNG LLP
for the third paragraph of Note 4, as
to which the date is
April 10, 2000

AUDITORS' REPORT TO THE MEMBERS

of

KINGSTON CABLE DISTRIUBTORS LIMITED







We have audited the accompanying balance sheets of Kingston Cable Distributors Limited as of 31 December 1999 and 31 December 1998 and the related statements of profit and loss and cash flows for each of the three years in the period ended 31 December 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingston Cable Distributors Limited as of 31 December 1999 and 31 December
1998, and the results of its operations and its cash flows for each of the three years in the period ended 31 December 1999 in conformity with generally accepted accounting principles of the United
States.



Date:    22 March 2000				/s/ 	James, Stanley & Co.
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
								Registered Auditors
								Chartered Accountants
								1733 Coventry Road
								South Yardley
								Birmingham
								B26 1DT

Driver-Harris Company and Subsidiaries

Consolidated Balance Sheets

Dollar Amounts in Thousands

                   				               					     December 31
Assets				                           	  				1999		         1998
Current Assets:
	Cash							                         $      201	       $      362
	Receivables, less allowances of $459
	    and $601						                      10,678           		9,966
	Inventories:
	    Materials						                        594		             585
	    In process							                      181          		   152
	    Finished						                       2,690   	         3,223
								                               -------               -------
								                                 	3,465            	3,960
	Prepaid expenses					                  	   375	           	1,054
								                                	------          		------
Total current assets						               14,719	           15,342

Property, plant and equipment, at cost:
	Land and buildings		                 				3,135		           3,644
	Machinery and equipment				             	3,466		           3,739
	Office equipment						                     293          		   352
									                                ------		          ------
								                                 	6,894           		7,735

	Less accumulated depreciation and
	  amortization		                    					2,611	           	2,513
									                                ------         		-------
							                                 		4,283		           5,222
									                                ------	         	-------
								                                $19,002	          $20,564
								                                   =====            =====

See accompanying notes.

Driver-Harris Company and Subsidiaries

Dollar Amounts in Thousands

							                                     		     December 31
Liabilities and stockholders' equity	         			1999		       1998
Current liabilities:
	Short term borrowings              				      $   4,590    $   4,677
	Current portion of long-term debt			               392          599
	Accounts payable 					                           6,651	      	5,974
	Accrued expenses					                            1,357      		1,777
	Income taxes payable						                          72     		    77
									                                       ------      --------
Total current liabilities					                   13,062	      13,104

Long-term debt						                              1,914	      	2,142
Deferred grants						                            	  629	     	   781
Deferred foreign income taxes					                  158	     	   184
Postretirement benefit liabilities					             557          573
Other liabilities						                         	    74          111
								                                       	------        --------
								                                         16,394	      16,895

Stockholders' equity:
	Common stock -- par value $0.83 1/3 per share:
	Authorized 3,000,000 shares; issued 1,424,928
	  shares at December 31, 1999 and December
	  31, 1998 (including 52,595 and 72,095
	  treasury shares at December 31, 1999
	  and 1998)					                       	          1,235       1,233
	Additional paid-in capital			                     2,333       2,282
	Retained earnings				                               801  	      950
	Accumulated other comprehensive loss	            (1,761)       (796)
								                                       ---------	    -------
								                                           2,608	     3,669
Commitments and contingencies
								                                       --------      --------
							                                         $19,002	    $20,564
								                                         =====       =====

See accompanying notes.

Driver-Harris Company and Subsidiaries

Consolidated Statements of Operations

Dollar Amounts in Thousands, Except per Share Data

                                    									Years ended December 31
									                                1999	      1998          1997
Revenues:
    Net sales					             		         $36,679    $40,389   $40,591
    Other			                         					    103        140       163
								                                --------     -------  --------
								                                   36,782     40,529    40,754

Costs and expenses:
    Cost of sales						                    31,924     35,767    35,350
    Selling, general and administrative		   4,483      5,867     5,770
								                                ---------    -------  --------
Operating income (loss)					                  375    (1,105)      (366)

    Interest expense		                					   622       722        649
    Foreign exchange (gain) loss and sundry  (145)      164       (374)
    Gain on sale of interest in Australia subsidiary              (128)
		                                      	--------      -----    -------
(Loss) before income taxes					             (102)     (1,994)      (513)

Provision for income taxes 						             47          86         52
								                                 -------  	    -----     ------
Net (Loss)	 						                      $   (149)    $(2,080)  $  (565)
								                                    =====        ====    ====

Basic net (loss) per share				           		$(.11)      $(1.55)     $(.42)
									                                    ====        ====       ====
Diluted net (loss) per share				         		$(.11)      $(1.55)      $(.42)
									                                   ====        ====       ====

See accompanying notes.

Driver-Harris Company and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the three years ended December 31, 1999

Dollar Amounts in Thousands

                                   				   					           Accumulated
										                                                  Other
					          		                                          Compre-
							                                   Additional		      hensive
						              Common      Paid-In    Retained         Income
		             	     Stock      Capital   Earnings          (Loss)      Total
						               -------    ---------   ---------      --------    ------
Balance at January 1, 1997
                   	$ 1,221    $ 2,200	     $ 3,595       $   104   $  7,120

  Net loss                                    (565)                	   (565)
  Adjustments from
  exchange rate changes		                 		              (1,322)	   (1,322)
  Comprehensive loss			                                            		(1,887)
  Directors' and
     Officers'
     compensation        2	         28                         			       30
	                       ----------------------------------------------------
Balance at December 31, 1997
                   	 $ 1,223	 $  2,228	   $ 3,030       $(1,218)   $  5,263

  Net loss			                              (2,080)                  	(2,080)
  Adjustments from exchange rate changes				                422    	    422
  Comprehensive loss			                                            		(1,658)
  Directors', Officers' and Employees'
     compensation	       4 	       35                           			      39
   7,062 shares purchased
     by Officer	         6	        19			                                 25
     	                 ------------------------------------------------------
Balance at December 31, 1998
                    	$ 1,233	 $ 2,282     $    950     $   (796)    $3,669

  Net loss			                                 (149)	                 (149)
  Adjustment from exchange rate changes				                (965)  	  (965)
  Comprehensive loss				                                           (1,114)
  Directors', Officers' and employees'
       compensation        1      27                                   28
  6,250 shares purchased
      by Officer	          1      24                          			      25
	                    ------------------------------------------------------
Balance at December 31, 1999
                     $ 1,235 	$ 2,333	      $  801	    $ (1,761)  	$2,608
	                           ====================================

See accompanying notes

Driver-Harris Company and Subsidiaries
Consolidated Statements of Cash Flows
Dollar Amounts in Thousands

                                           	    Years ended December 31
	                                             1999       1998 	    1997
Operating activities
Net (loss) income	                         $  (149)  	$(2,080)	 $  (565)
Adjustments to reconcile net (loss) income to
   net cash used in operating
   activities:
        Depreciation and amortization	         505	      567	      643
        Provision for doubtful accounts	        28	      272	       76
        Loss (Gain) on sale of fixed assets	    (8)       14 	     (13)
        Gain on sale of foreign subsidiary		                      (128)
        Non-cash compensation	                  28	       39	       30
        Receivables	                        (2,074)	    (641)	  (1,837)
        Inventories	                            59	    1,090      (520)
        Prepaid expenses	                      501	    (525)	      340
        Accounts payable, accrued expenses and
            other liabilities	               1,053	     911	       772
 	                                  --------------------------------------
Net cash provided by (used in) operating
    activities                          	     (57) 	   (353)  	 (1,202)

Investing activities
Capital expenditures	                        (295)	    (272)  	 (2,191)
Proceeds from sale of fixed assets	            26	       37	       552
Proceeds from sale of subsidiary	                     	            225
                                  	---------------------------------------
Net cash used in investing activities	       (269)	    (235)	   (1,414)

Financing activities
Change in short-term debt	                    356	      329	     2,054
Change in deferred grants	                    (46)	     (15)       110
Proceeds from issuance of long-term debt	     180  	    118   	  1,322
Reduction of long-term debt                  (424) 	   (587)	     (389)
Issuance of capital stock	                     25        25
	                                     ----------------------------------
Net cash provided by (used in) financing
   activities	                                 91 	   (130)   	  3,097

Effect of exchange rate changes on cash	       74      232	        (35)
                                     	------------------------------------
Net change in cash	                          (161)    (486)   	    446
Cash at beginning of year	                    362      848    	    402
	                                     ------------------------------------
Cash at end of year	                        $ 201   $  362     	$  848
                                            	=======================
Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                              	$ 514   $  646     	$  988
     Income taxes	                             60       73

Supplemental schedule of non-cash investing and financing activities
     Capital lease obligations incurred for machinery
         and equipment	                    $  97   $  221      $ 1,391

See accompanying notes.

Driver-Harris Company and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 1999


1.  Summary of Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Driver-Harris Company (the "Company") and its wholly-owned subsidiary, Irish Driver-Harris Co. Ltd., ("IDH"), located in Ireland and the U.K. and for 1997, the operations of Quality Heat Treatment Pty. Ltd. through the date of its disposition in September, 1997. Intercompany accounts, transactions and profits have been eliminated in consolidation.

The Company, directly and through its subsidiaries, is engaged in the business of manufacturing and marketing insulated electrical wire and cable.

Harrison Alloys Inc. ("Harrison"), (referred to herein as a "related company") was a fifty percent owned company, recorded on the equity method of accounting, which was carried at no value on the balance sheets at
December 31, 1999 and 1998.   In October 1999, Harrison declared bankruptcy
and in January 2000, was ordered to liquidate its assets under the Federal Bankruptcy Code by March 31, 2000.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

Driver-Harris Company and Subsidiaries

1.  Summary of Accounting Policies (continued)

Property, Plant and Equipment

Depreciation has been provided principally by the straight-line method based upon estimated useful lives of the depreciable assets. Depreciable lives range from four to forty years.

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

Driver-Harris Company and Subsidiaries

1.  Summary of Accounting Policies (continued)

Earnings per Common Share

Basic and diluted earnings per share are calculated in accordance with SFASB 128, "Earnings Per Share" as follows:

                              	1999        	1998      	1997

	Numerator:
	Net (Loss)               	$  (149)      $ (2,080)	$   (565)

	Denominator:
		Basic earnings per share -
	weighted average shares	  1,361,020   1,344,204	  1,339,046
		Effect of dilutive shares -
		  stock options		           12,805      10,539      14,824
						         ------------    -----------     ------------
		Diluted earnings per share -
		  adjusted weighted average
		  shares			              1,373,825*  1,354,743*  1,353,870*
             						          =======    =======    =======

	Basic (loss) per share     $(.11)      $(1.55)      $ (.42)
						                       ====         ====         ====
	Diluted (loss) per share   $(.11)      $(1.55)      $ (.42)
						                       ====           ====            ====

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

Driver-Harris Company and Subsidiaries

1.  Summary of Accounting Policies (continued)

Concentration of Credit Risk

The predominant portion of the Company's customers are engaged in the construction, appliance and electrical equipment industries in Ireland and the U.K. The Company grants credit to its customers on open account. Two customers outstanding balances represent 17.8% of consolidated receivables at December 31, 1999 compared to three customers whose outstanding balances represent 29.5% of consolidated receivables at December 31, 1998. The majority of accounts receivable, including these customers, are insured against loss. These same customers represent 20.3% of consolidated revenues in 1999 and 25.2% in 1998.

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

Foreign Currency Options

To hedge against exposures to changes in foreign currency exchange rates on certain sales commitments and anticipated, but not yet committed sales, the Company occasionally enters into forward foreign currency contracts. These contracts permit, but do not require, the Company to purchase specified amounts of British Pounds expected to be received from its export sales for pre-established Irish Punt amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are expected to be denominated. These contracts are designated and effective as hedges of probable quarterly export sales transactions, which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk. The continued effectiveness of these contracts as hedges is assessed periodically by analyzing the correlation between the actual export sales which occur and the degree of offset which the contracts provide.

The effects of movements in currency exchange rates on these instruments are recognized when the related sale is recorded. Realized and unrealized gains and losses on contracts that are not designated as hedges, that fail to be effective as hedges, or that relate to sales that are no longer probable of occurring are included in income as foreign exchange gains or losses.

Driver-Harris Company and Subsidiaries

1.  Summary of Accounting Policies (continued)

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

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This requirement had no effect on the financial statements in 1999 and 1998.

Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income (Loss)" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's financial position or results of operations. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income (loss). The financial statements have been reclassified to conform to the requirements of Statement 130.

Segment Reporting

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise
and Related Information" (Statement 131).   This information is contained in
Note 8.

Pensions and Other Postretirement Benefits

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.132, "Disclosures about Pensions and Other Postretirement Benefits" (Statement 132). This information is contained in
Note 5.

Driver-Harris Company and Subsidiaries

1.  Summary of Accounting Policies (continued)

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Each of the three types of hedges requires accounting treatment and criteria that recognizes offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges must be included in earnings in the period of the change. The Company is required to adopt the provisions of this statement in the year 2001 due to a delay in the original implementation date as amended by SFAS No. 137. The Company is currently evaluating the impact of this statement on its financial statements but does not expect a material effect therefrom.

Reclassification

Certain prior period amounts have been reclassified to conform with the current year presentation.

2.  Foreign Operations

Net assets which are located outside the United States and are included in the consolidated balance sheets are as follows (in thousands):

	                                                 December 31
	                                                 1999   	 1998

          Assets
	Receivables, net	                            $  10,678  	$ 9,966
	Inventories	                                     3,465 	   3,960
	Other current assets	                              559 	   1,174
	Property, plant and equipment -- net	            4,283 	   5,222
		                                       ---------------------------
		                                               18,985  	 20,322

Driver-Harris Company and Subsidiaries

2.  Foreign Operations (continued)

	                                                   December 31
	                                                   1999  	 1998
            Liabilities
  Current Liabilities	                            12,892	 12,969
 	Long-term debt	                                    709   1,018
	Other long-term liabilities	                        629     781
	Deferred income taxes	                              158     184
	Sundry	                                              74     111
		                                              ---------	---------
		                                                14,462	 15,063
	                                               	---------	---------
	Net assets outside the United States	           $ 4,523	$ 5,259
                                                  		=====	=====

Net income (loss) of the Company's foreign subsidiaries included in the accompanying financial statements amounted to approximately $229 in 1999, $(1,659) in 1998, and $(259) in 1997.

Because the Company plans to continue to finance foreign expansion and operating requirements by reinvesting a substantial portion of the undistributed earnings of its foreign subsidiaries, United
States income taxes have not been provided on such earnings. Unremitted earnings of foreign subsidiaries at December 31, 1999 amounted to approximately $3,721.

3.   Leases

Property, plant and equipment includes the following amounts related to capital leases (in thousands):

		                                                    December 31
		                                                   1999	   1998
	Machinery and equipment                         	$ 1,374	$ 1,505
	Less accumulated amortization	                       666	    570
		                                              ---------	---------
		                                               $    708	$   935
                                                    		=====	=====

Amortization of the assets recorded under capital leases is included in depreciation expense.

Driver-Harris Company and Subsidiaries

3.  Leases (continued)

The future minimum rental commitments for all operating leases as of December 31, 1999 are as follows (in thousands):

		2000	    $   72
		2001	        69
		2002	        49
		2003	        48
		2004	        48
		Thereafter	  145
		          	$ 431
			           ====

Total rent expense under operating leases for 1999, 1998 and 1997 was $ 72, $179 and $193, respectively.

4.  Long-Term Debt and Lines of Credit

Long-term debt is as follows (in thousands):	       December 31
			                                                 1999  	  1998
	Note payable to Pension Benefit Guaranty Corp.	 $ 1,205	$ 1,124
	Other mortgage loans	                               578	    913
	Capitalized lease obligations	                      523	    704
                                           		  ---------	---------
		                                                 2,306	   2,741
	Less current portion	                               392      599
		                                              ---------	---------
		                                               $ 1,914 	$ 2,142
		                                                  =====	=====

The Company's obligations approximate fair market value.

On April 10, 2000, the Company renegotiated the terms of the note payable to the Pension Benefit Guaranty Corporation (PBGC) whereby payment of such note was extended from September 30, 2000 to April 16, 2001. In exchange for this extension, the Company agreed to pay a fee by issuing
13,000 of its common shares to the PBGC and agreed that the interest rate on the note would remain at 7% per year compounded quarterly until October 1, 2000 at which time the interest rate will increase to 11% per year.
Interest is payable at maturity. The PBGC has the right to convert the entire unpaid principal and accrued interest into common stock of the Company at a price of $7.875 per share, until maturity. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC. As a result of the change in the due date to April 16, 2001, the PBGC note is included in long-term debt in the Company's consolidated balance

Driver-Harris Company and Subsidiaries

4.  Long-Term Debt and Lines of Credit (continued)

sheet. The Other mortgage loans, which are the liability of a subsidiary and are denominated primarily in Irish Punt, bear interest at 8% per year, and are due in monthly installments through 2000. These loans and the Irish subsidiary's $5,691,000 general credit line are jointly collateralized by all of its assets with a book value of $18,385,000 at December 31, 1999. Under the terms of the loans, there are certain restrictions which limit the payment of dividends and management fees by the subsidiary to the Company.

Maturities of long-term debt at December 31, 1999 are as follows (in thousands):

		                 Capitalized
		                   Leases                 Other
		2000	            $  178	                $   214
		2001	               186                	  1,306
		2002	               129               	     101
		2003	                19	                    101
		2004	                11	                     61
		Thereafter	           -	                      -
		                	$  523                 	$1,783
			                   ==================

At December 31, 1999, the Company and its subsidiaries had available short-term lines of credit in the aggregate amount of approximately $6,499,000 of which $4,590,000 was in use and is recorded as short-term borrowings on the balance sheet.

The weighted average interest rate on the short-term borrowings of the Company and its subsidiaries was 7.5%, 9.3%, and 7.2% at December 31, 1999, 1998 and 1997, respectively.

5.  Savings Plan/Postretirement Benefits - Pensions and Health Care

Savings Plan
The Parent Company has a 401K profit sharing plan for eligible employees in the U.S. Each year the Company contributes 5% of each participant's annual compensation and matches participant's contribution up to an additional 5%. U.S. pension expense for the years 1999, 1998 and 1997 was $21,500, $20,885 and $13,500, respectively.

Pension

The Company's only defined benefit pension plans are those of a foreign subsidiary. These cover a majority of the foreign subsidiary's employees, who must contribute to the plan cost. Benefits are based on employees' years of service and final compensation. The subsidiary makes contributions to the plans in amounts that are intended to provide for current service and to fund past service liability.

Driver-Harris Company and Subsidiaries

5.  Savings Plan/Postretirement Benefits - Pensions and Health Care
(continued)

The following tables provide a reconciliation of the changes in the pension plans' benefit obligations and fair value of assets over the two year period ending December 31, 1999 and a statement of the funded status as of December 31 of both years (in thousands):

			                                     Pension Benefits
			                                         December 31
			                                     1999      	  1998
Reconciliation of benefit obligation
    Obligation at January 1	          	$ 1,598   	$ 1,719
        Service cost		                     156 	      181
        Interest cost		                    116 	      143
        Participant contributions		         35	        41
        Actuarial gain 		                  (80)	     (251)
        Benefit payments		                  (3)      (309)
        Foreign currency exchange rate
          changes                         (234)        74
			                                    ----------------------
    Obligation at December 31		          1,588   	  1,598
Reconciliation of fair value of plan assets
     Fair value of plan assets at
       January 1	                        1,628   	  1,617
        Actual return on plan assets	      192	       144
        Employer contributions		           154         61
        Participant contributions		         35 	       41
        Benefit payments		                  (3)      (309)
        Foreign currency exchange rate
           changes	                       (251)        74
		                                  	----------------------
    Fair value of plan assets invested in pooled separate
        account of an insurance company
        at December 31                	  1,755	     1,628
Reconciliation of Funded status
    Funded status at December 31	          167  	      30
        Unrecognized actuarial (gain)
          /loss                     	     (76)  	      74
        Unrecognized prior service cost   (91)   	   (112)
        			                          ----------------------
        Prepaid (accrued) benefit cost	$    0   	$     (8)
			                                      =============
    Prepaid benefit cost		           $     76	   $     73

    Accrued benefit liability		           (76)	       (81)
			                                  ----------------------
        Net (liability) recognized	 $       0   	$     (8)
		                                      	=============

Driver-Harris Company and Subsidiaries

5.  Savings Plan/Postretirement Benefits - Pensions and Health Care
 (continued)

Net pension expense for the Company's defined benefit pension plans for 1999, 1998 and 1997 included the following components (in thousands):

		                                                          December 31
		                                                	1999	    1998     1997
Service cost for benefits earned during the year	$   156	$    181	$   126
Interest cost on projected benefit obligation	       116      143 	   124
Actual return on plan assets	    	                  (192)	   (144)   (243)
Net amortization and other		                         152 	     84     143
			                                    -----------------------------------
			                                                  232	     264	    150
Less employee contributions		                         35       41      38
			                                    -----------------------------------
Net pension expense	                           	$    197	$   223 	$   112
		                                                	=====================

The assumptions used in computing the preceding information at December 31, 1999, 1998 and 1997 are: an assumed discount rate of 8%, an assumed rate of compensation increase of 6% and an expected rate of return on plan assets of 8%.

The Company also has a supplemental pension plan which provides benefits to the estate of the former Chairman. The net liability for such benefits at December 31, 1999 was approximately $407,000 and is reflected in the balance sheet in postretirement benefit liabilities.

Health Care and Life Insurance

Effective June 30, 1998, the Company terminated its postretirement health care and life insurance benefits program for U.S. employees.

Accumulated postretirement benefits aggregating $261,000, of which $150,000 was accrued through June 30, 1998, were eliminated. Postretirement benefit costs charged to expense for the six months ended June 30, 1998 amounted to $10,500.

The Company will use the accrued amount of $150,000 to pay supplemental medical insurance premiums to U.S. employees and surviving spouses who had 15 years or more service at June 30,1998 when they reach the age of 65 until this accrued amount is exhausted.

Driver-Harris Company and Subsidiaries

5.  Savings Plan/Postretirement Benefits - Pensions and Health Care
 (continued)

Postretirement benefit costs for 1997 included the following components (in thousands):

	                                                 		  1997
	Service cost for benefits earned during the year	$      5
	Interest cost on accumulated postretirement benefit
	     obligation		                                      18
	Amortization of transition obligation	                 13
		                                               	--------
		                                                	$    36
		                                                  	====

The following assumptions were used at December 31, 1997: a discount rate of 7.25% assumed health care cost trend rate of 5%.

6.  Income Taxes

Income tax expense is composed of the following (in thousands):

			           1999	1998   1997
	Foreign:
		Current	$   47	$  49	  $   79
		Deferred	   -	    37      (27)
			-------------------------------
			       $   47	$  86	  $  52
			         ==================

Pre-tax (loss) income attributable to domestic and foreign operations is as follows (in thousands):

			                1999    	1998	   1997
		United States	$ (378)   $ (421) $  (322)
		Foreign	         276    (1,573)    (191)
			-------------------------------
			              $(102)  $(1,994)   $(513)
			                   ===================

Driver-Harris Company and Subsidiaries

6.  Income Taxes (continued)

Following is a reconciliation of income tax expense (benefit) to the amount based on the U.S. statutory rate of 34% (1999, 1998 and 1997) (in thousands):

			                                           1999   	1998	  1997
	Income taxes based on U.S. statutory rate	$  (35)	$ (678)  $ (174)

	Increase of valuation allowances       	       7	    148	    120
	Taxes of foreign subsidiaries at rates different
	     than U.S. statutory rate	                75	    616	    113
	Other (net)		      	     	                                    (7)
			                                 ------------------------------
			                                        $   47  	$  86 	$   52
 			                                      =================

The components of deferred tax assets and liabilities at December 31, 1999 and 1998, were as follows (in thousands):

	                                     1999           	           1998
                                  	Assets	Liabilities   	Assets	Liabilities
	Depreciation		                            $   211	           	   $   283
	Accrued expenses	                $    146		            $   191
	Tax loss carry forwards	            2,542            		  2,510
	Tax credits	                           27                   49
	Sundry                                 53                   57
		                                -------------------  	--------------------
		                                   2,768    211       	 2,807      283
	Valuation allowance	                2,715	             	 2,708
	                                 -------------------  ---------------------
	Total	                          $      53  $  211      	$   99	  $   283
                                 		============	==============

At December 31, 1999, the Company had approximately $7,300,000 of loss carry forwards available to offset future U.S. taxable income. Such carry forwards expire between 2000 and 2019. A valuation allowance of $2,715,000 and $2,708,000 has been provided at December 31, 1999 and 1998, respectively. These valuation allowances were established since it is more likely than not that the deferred tax assets, primarily the net operating loss carry forwards, will not be realized.

	                       Driver-Harris Company and Subsidiaries

7.  Employee Stock Options

The 1983 Driver-Harris Employee Incentive Stock Option Plan which expired in 1993 provided for the grant of stock options at 100% of market value on date of grant which are intended to qualify as "incentive stock options" under
Section 422 of the Internal Revenue Code.  Under this plan, 38,750 and 45,000 shares of stock are reserved for issuance at December 31, 1999 and 1998, respectively.

In May 1999, the Company adopted the 1999 Driver-Harris Incentive Stock Option Plan for Directors, Officers and key employees. Two hundred thousand shares of stock are reserved for issuance under the Plan. During 1999, non-employee directors were granted 4,500 options to acquire shares of common stock at an option price of $3.937 per share which represented the fair value of the Company's common stock at date of grant. Officers and employees were granted 12,500 options to acquire shares of common stock at an option price of $3.937 per share and 3,500 options to acquire shares of common stock at an option price of $3.50 per share which represented the fair value of the Company's common stock on date of grant. To date, no shares have been exercised under this Plan. Options for non-employee Directors are exercisable over three years and options for Officers and employees are exercisable over five years. The following table summarizes the Company's Stock Option activity:

					                           Number            Weighted Avg.
		                            of Options	         Exercise Price
	Outstanding January 1, 1997
	  and December 31, 1997
	  and 1998	                    	45,000	              $4.00
	Granted	                       	20,500                3.86
	Exercised 	                   	 (6,250)               4.00
	Outstanding December 31, 1999   59,250                3.95
 						                           =====

On March 22, 1999, the Compensation Committee of the Board of Directors repriced outstanding options at December 31, 1998 to purchase 45,000 shares of common stock having exercise prices ranging from $7.50 and $8.50 to $4.00 per share. The new exercise price reflects the closing price of common stock on that date. The repriced options are included at the repriced exercise price on the original date of grant in the table above.

The outstanding options at December 31, 1998, which are all fully vested, expire between 2000 and 2002.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options under the fair value method of FASB 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999: weighted average risk

Driver-Harris Company and Subsidiaries

7.  Employee Stock Options (continued)

free interest rate at 5.9%; expected volatility of .721; weighted average expected option life of five years and an expected dividend yield of 0.0%.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows for the year ended December 31, 1999:

		Pro forma net loss               		$ (154,000)
		Pro forma basic loss per share           (.11)

These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

During 1999 and 1998, the Company issued 13,250 and 5,350 shares of stock respectively to non-executive Directors, officers and employees as compensation and bonus. Total compensation expense recorded in conjunction with the issuance of these shares was $28,000 in 1999 and $39,000 in 1998.

8.  Industry Segments and Geographic Areas

The Company classifies its revenues based upon the location of the facility and its function (i.e.manufacture or purchase for resale-distribution). Such revenues are regularly reviewed by the Directors and management and decisions are made on such a basis.

The operating expenses and resultant net profit (loss) and the assets are similarly reviewed and decisions made based upon whether they relate to manufacturing or purchase for resale (i.e.distribution).

			                                    Reportable Segments
					                     Parent      Manufacturing   Distribution
					                    Co. (U.S.)   (Ireland)             (U.K.)       Total
Year ended December 31, 1999:
Revenues
     External revenues			             	$  33,222 	       $  3,457     $36,679
     Inter-segment revenues			      	      1,127                        1,127
     Other revenues			      $   14            89                          103
     Elimination of inter-segment revenue (1,127)                      (1,127)
					 ---------------------------------------------------------------------
	Consolidated revenues	     $   14     	$ 33,311         $ 3,457      $36,782

Net Profit (Loss)			         $(315)    $     182      $     (16)      $ (149)

Assets
     Total assets				       $1,469      $18,385         $ 1,170      $21,024
     Elimination of investment(623)                                    (623)
     Elimination of inter-company
      receivables             (829)       (215)           (133)      (1,177)
     Elimination of inter-company
      inventory                           (222)                       ( 222)
					-----------------------------------------------------------------------
Total Assets				           $    17    	$17,948         $ 1,037       $19,002

Other Significant items
     Depreciation expense	             $   466        $    39       $    505
     Interest expense		    $    82         484             56            622
     Expenditures for assets               295                           295

Year ended December 31, 1998:
Revenues
     External revenues                 $32,837        $7,552         $40,389
     Inter-segment revenues				          3,379           143           3,522
     Other revenues			     $    50          90                           140
     Elimination of inter-segment
       revenue                          (3,379)         (143)        (3,522)
					 ---------------------------------------------------------------------
	Consolidated revenues	     $    50    $32,927        $7,552        $40,529

Net Profit (Loss)			         $ (303)  $    106       $(1,883)     $ (2,080)
Assets
     Total assets   				     $1,694    $20,423        $4,104       $26,221
     Elimination of investment (623)                                 (623)
     Elimination of inter-company
receivables                    (829)   (3,289)         (733)        (4,851)
     Elimination of inter-company
 inventory                               (100)          (83)         (183)
					-----------------------------------------------------------------------
Total Assets				            $   242   $17,034        $3,288       $20,564

Other Significant items
     Depreciation expense   $     1   $   485        $   65       $   551
     Interest expense		          77       569            76           722
     Expenditures for assets              231            41           272

Driver-Harris Company and Subsidiaries

8.  Industry Segments and Geographic Areas (continued)

                                                       	      Heat
      					           Parent  Manufacturing   Distribution   Treating
					              Co. (U.S.)  (Ireland)       (U.K.)      (Australia)  Total
Year ended December 31, 1997:
Revenues
     External revenues         $ 30,894      $ 8,390       $ 1,066  $40,350
     Inter-segment revenues		   	              4,275            38    4,313
     Other revenues	   $   332       63            9                    404
     Elimination of inter-segment
        revenue			               (4,275)         (38)                (4,313)
	Consolidated revenues $   332 $ 30,957      $ 8,399      $ 1,066   $40,754

Net Profit (Loss)       $ (306)$    482      $  (744)     $     3  $  (565)

Assets
     Total assets	      $2,315 $ 19,994      $ 4,435   	            $26,744
     Elimination of
investment             	  (623)	   (289)		                         	   (912)
     Elimination of inter-company
          receivables	    (829)	 (4,074)	       (13)              		 (4,916)
     Elimination of inter-company
          inventory		              (192)		                        	    (192)
	                       $  863 $ 15,439     $ 4,422	               $ 20,724
Other Significant Items
     Depreciation
 expenses		           $      1 $    511     $    91      $     24  $    627
     Interest expense       17      482          80            70       649
     Expenditures for assets      2,137          50             4     2,191

Driver-Harris Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9.  Financial Instruments

Off Balance Sheet Risk

The Company enters into forward exchange contracts to hedge certain firm sales commitments denominated in foreign currencies and to hedge certain anticipated but not yet committed sales expected to be denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. At December 31, 1998, the Company had forward exchange contracts, all having maturities of less than six months, to exchange British pound currencies for Irish Punt in the amount of 3.5 million British Pounds. There were no contracts outstanding at December 31, 1999.

Gross deferred realized gains and losses from hedging firm sales commitments and anticipated but not yet committed sales transactions were a net $5,000 loss at December 31, 1998.


10.  Commitments and Contingencies

In February 2000, the landlord of the Harrison facility brought suit against Driver-Harris claiming the Company was guarantor of the Harrison lease and therefore liable for unpaid back rents. The Company believes the complaint is without merit and intends to aggressively defend the claim.

Driver-Harris Company and Subsidiaries

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

                                        Dollar Amounts in Thousands
	                                               December 31
	                                              1999	      1998
Assets
Current assets:
            Cash                          	$      11	$    218
	Accounts receivable from subsidiaries	          829      829
		                                          -------	  -------
Total current assets	                           840	   1,047
Investment in subsidiaries	                   3,694	   4,430
Other assets	                                     6	      24
		                                          -------	  -------
		                                         $ 4,540  	$ 5,501
		                                           =====  	 =====

Liabilities and stockholders' equity
Current liabilities:
	Accounts payable	                        $     37 	$     25
	Accrued expenses	                             133	      110
		                                            -------	  -------
Total current liabilities	                     170  	    135

Long-term debt	                              1,205	    1,124
Postretirement benefit liabilities	            557	      573
		                                          ------  	 -------
Total liabilities	                           1,932   	 1,832

Stockholders' equity
	Common stock	                               1,235   	 1,233
	Additional paid-in capital	                 2,333   	 2,282
	Retained earnings 	                           801  	    950
	Accumulated other comprehensive loss       (1,761) 	  (796)
	                                          	 ------ 	 ------
		                                           2,608   	 3,669
Commitments (note 1)
		                                          -------	 -------
	                                          	$4,540    	5,501
	                                            	=====	=====

Driver-Harris Company and Subsidiaries

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Operation

Dollar Amounts in Thousands

                                     	Years Ended December 31
                                       	1999	  1998     	1997
Fees from subsidiaries	             $   220	$   220    $    220
Other income	                            14	     50   	      54
	                             ----------------------------------
	                                       234	    270	        274

Selling, general and
 administrative expenses           	    530	    614         638
Interest and financing expenses	         82	     77   	      70
Gain on sale of interest in Australia subsidiary           (128)
	                               ---------------------------------
(Loss) before equity in net income and (loss)
     of subsidiaries 	                (378)	   (421)   	  (306)

Equity in net income (loss) of
subsidiaries	                          229	  (1,659)   	  (259)
	                               ---------------------------------
Net (loss) 	                     $   (149) $ (2,080)   $ (565)
	                                  =====================

Driver-Harris Company and Subsidiaries

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flow

Dollar Amounts in Thousands

                                         	  Years Ended December 31
	                                            1999  	  1998	   1997
Operating activities
Net loss                               	$    (149)	$ (2,080) $  (565)
Adjustments to reconcile net loss to net
 cash (provided by) used in operating activities:
  	Undistributed net (income) loss
    of subsidiaries	                        (229)     1,659	      259
	Non-cash compensation	                       28         39	       30
	Increase (reduction) in retirement
   benefit liability	                        (16)       (1)  	    295
	Receivables from subsidiaries		                                  103
	Accounts payable and accrued expenses	       35        (22) 	    (52)
	Sundry	                                      18         (9)	       6
	                                 	-----------------------------------
Net cash provided by (used in)
  operating activities	                     (313)      (414)	     76

Financing activities
Increase in debt	                             81         75	      70
Issuance of capital stock	                    25         25
		                                  -----------------------------------
Net cash provided by financing activities    106        100	      70
	                                   	-----------------------------------
Net change in cash	                         (207)      (314) 	   146
Cash at beginning of year	                   218        532  	   386
		                                   -----------------------------------
Cash at end of year	                     $    11     $  218   	$ 532
		                                           =====================
Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest	                          $     1	     $    1	  $     -
	                                            	====================

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

Driver-Harris Company and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Dollar Amounts in Thousands

  Col. A            Col. B            Col. C         Col. D          Col. E
	                                   Additions
	                  Balance at      Charged to	                   	  Balance
		                 Beginning	       Costs and       	Deductions      at End
Description        of Period      	  Expenses	        Describe	    of Period
Year ended
December 31, 1999:
Deduction from
related asset:
 Tax valuation
      allowance    	$ 2,708      $      7(2)	                       	$ 2,715
 Allowances for
     doubtful trade
     accounts	          601	             28        	$  (170)(1) 	      	459
	                      	===================================
Year ended December 31, 1998:
Deduction from
related asset:
Tax valuation
     allowance      $ 2,560       $  148(2)		                       $ 2,708
Allowances for
    doubtful trade
	   accounts            406          272            $  (77)(1)          601
                        ===================================
Year ended December 31, 1997:
Deduction from related asset:
 Tax valuation
    allowance	      $ 2,440	      $  120(2)		                       $ 2,560
 Allowances for doubtful trade
	accounts       	      408	           76           	$   78(1)  	        406
		                      ===================================

(1) Accounts charged off during the year and adjustments due to currency fluctuations.
(2) The change in valuation allowance is principally due to the change in deferred tax assets.