Form 10-Q
period 2000-03-31
DRIVER HARRIS CO
filed 2000-05-15
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

 Form 10-Q



[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2000


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


600 Essex Street
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

    Common Stock, $0.83 1/3 par value -- 1,372,333 shares as of May 3, 2000.

                        DRIVER-HARRIS COMPANY

                              I N D E X


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
        March 31, 2000 and December 31, 1999. . . . . . . . . .3

     Condensed Consolidated Statements of
       Income - Three Months ended March 31,
        2000 and March 31, 1999. . . . . . . . .  . . . . . . .4

     Condensed Consolidated Statements of Cash Flows -
        Three Months ended March 31, 2000 and
              March 31, 1999. . . . . . . . . . . . . . . . . . . . .5

     Notes to Financial Statements. . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . .8

PART II  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
         Exhibit 27 - Financial Data Schedule
(b) Reports on Form 8-K
  	    None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .9
----------

         DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands)

                                              March 31,   December 31,
                                                2000         1999
                                              --------   ------------
ASSETS                                       (Unaudited)
Current assets:
Cash                                         $    181      $    201
Accounts receivable - net                      11,634        10,678
Inventories:
     Materials                                    579           594
     Work in process                              170           181
     Finished products                          2,707         2,690
                                                -----        ------
                                                3,456         3,465
Prepaid expenses                                  512           375
                                               ------        ------
Total current assets                           15,783        14,719

Property, plant & equipment - net               4,037         4,283
                                                -----         -----
	                                       $ 19,820      $ 19,002
                                              =======        ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $  4,324      $  4,590
     Current portion of long-term debt            338           392
     Accounts payable                           7,911         6,651
     Accrued expenses                           1,736         1,357
     Income taxes payable                          81            72
                                              -------        ------
Total current liabilities                      14,390        13,062

Long-term debt                                  1,873         1,914
Deferred Grants                                   587           629
Deferred foreign income taxes                     151           158
Postretirement benefit liabilities                565           557
Sundry liabilities 		                        			   65            74

Stockholders' equity:
     Common stock                               1,235         1,235
     Additional paid-in capital                 2,333         2,333
     Retained earnings                            711           801
     Accumulated other comprehensive loss      (2,090)       (1,761)
                                               ------       -------
Stockholders' equity                            2,189         2,608
                                               ------       -------
                                             $ 19,820      $ 19,002
                                              =======        ======
See accompanying notes.

          DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Dollar amounts in thousands, except per share data)


                            			THREE MONTHS ENDED
 						                           		March 31
                            			2000         1999
                               ----         ----
Net sales					               $11,081       $10,119
Other revenues               		   20            28
							                        -----        ------
Total Revenues			       	     11,101        10,147

Cost of sales             					9,833         8,563
 							                       -----        ------
Gross Profit                   1,268         1,584

Selling, general and administrative
   expenses			              			1,171         1,183
 							                       -----        ------
							                           97           401
Other charges:
Interest                     		  158           149
Foreign exchange loss 		     		   29           118
						                        	-----        ------
(Loss) Income before
  income taxes		                 (90)          134

Income taxes              					    -            26
             				             	-----        ------
Net (Loss) Income             $  (90)     $    108
                               =====        ======


BASIC NET (LOSS)
     INCOME PER SHARE  	     $ (.07)       $ .08

DILUTED NET (LOSS)
     INCOME PER SHARE        $ (.07)*      $ .08*


Basic earnings per share - weighted
   average shares	    			   1,372,333     1,352,833

Diluted earnings per share - adjusted
   weighted average shares		   1,391,501     1,352,833

	* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.




See accompanying notes.

             DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              (Amounts in thousands)

                                                     THREE MONTHS ENDED
                                                         March 31
                                                     ----------------
                                                      2000       1999
                                                      ----       ----
OPERATING ACTIVITIES
   Net income (loss)                                 $  (90)  $   108
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization                 115       124
    Receivables                                      (1,482)     (984)
          Inventories                                  (167)      450
	    Prepaid expenses       				                       (156)      265
          Accounts payable and accrued expenses       2,050       491
          Sundry                                        (31)     (109)
                                                    -------    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES 	             239       345

INVESTING ACTIVITIES
         Capital expenditures                           (81)      (70)
	        Sundry                                           5         -
                                                      -----     -----
NET CASH USED IN INVESTING ACTIVITIES                   (76)      (70)

FINANCING ACTIVITIES
     	    Change in short-term debt                     (65)     (412)
          Issuance of long-term debt          		         21       111
          Reduction of long-term debt                   (40)     (131)
	         Sundry				                                    (10)        1
                                                      ------     -----
NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES   		                   			              (94)      (431)

Effect of exchange rate changes on cash                 (89)       (8)
                                                     ------     -----
Net change in cash                                      (20)      (164)
Cash at beginning of year                               201       362
                                                     ------     -----

     CASH AT END OF PERIOD                          $   181   $   198
                                                     ======     =====


See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
     These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These financial statements include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim period.

2 - Investments in Related Company and Other Subsidiaries
	The Company owns Irish Driver-Harris Co. Ltd. ("IDH"), located in Ireland and the U.K. Harrison Alloys Inc. ("Harrison") was a fifty percent owned company, recorded on the equity method of accounting, which was carried at no value on the balance sheet at December 31, 1999. In the first quarter of 2000, Harrison liquidated its assets under the Federal Bankruptcy Code.

3 - Comprehensive Income
	The components of comprehensive income as presented under Financial Accounting Standard 130, "Reporting Comprehensive Income", for the three month periods ended March 31, 2000 and 1999 are as follows:

							                                     2000   		1999
	Net income (loss)				                      $ (90) 	$ 108
	Foreign currency translation adjustment     (329)   (332)
								                                 ----        ----
	Comprehensive loss                        $(419)      $(224)
							                                     ====        ====

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

5 - Subsequent Event
	On April 10, 2000 the Company renegotiated the terms of the note payable to the Pension Benefit Guarantee Corporation (PBGC) whereby payment of such note was extended from September 30, 2000 to April 16, 2001. In exchange for this extension, the Company agreed to pay a fee by issuing 13,000 of its common shares to the PBGC and agreed that the interest rate on the note would remain at 7% per year compounded quarterly until October 1, 2000 at which time the interest rate will increase to 11% per year. Interest is payable at maturity.

                                                Reporting Segments
                               	Parent Co.	Manufacturing	Distribution
                                  (U.S.)    	(Ireland)	     (U.K.)	   Total

Three months ended March 31, 2000:
Revenues
   External revenues	                       	$ 9,835     	$ 1,246   	$11,081
   Inter-segment revenues	     $    89	          418		                   507
   Other revenues	     	                          20         	      	     20
   Elimination of inter-
     segment revenues	             (89)	        (418)		                 (507)
Consolidated revenues	     	                   9,855	       1,246	    11,101

Net Profit/(Loss)	                 (53)	         (29)	         (8)	      (90)

Assets
   Total assets	                 1,468	       18,321        1,820   	 21,609
   Elimination of investment      (623)			                              (623)
   Elimination of inter-
     company receivables      	   (829)     	   (230)    	    (19)	   (1,078)
   Elimination of inter-
     company inventory		                                 	    (88)	      (88)
                                 -----         -----       ------     ------
Total assets	                       16      	 18,090	       1,713	    19,820

Other Significant Items
   Depreciation expense		                       105	           10	       115
   Interest expense	                21	         117	           20   	    158
   Expenditures for assets		                     81		                     81

Three months ended March 31, 1999:
Revenues
   External revenues	                      	$ 9,019      	$ 1,100   	$10,119
   Inter-segment revenues     	$    69     	    281		                    350
   Other revenues	                  18	           2    	        8   	     28
   Elimination of inter-
     segment revenues	             (69)	       (281)               		   (350)
Consolidated revenues	              18	       9,021      	  1,108   	 10,147

Net Profit/(Loss)	                 (75)    	    201	          (18)	      108

Assets
   Total assets	                 1,609     	 18,616      	  2,885	    23,110
   Elimination of investment      (623)			                              (623)
   Elimination of inter-
     company receivables      	   (829)	     (2,076)     	   (308)	   (3,213)
   Elimination of inter-
     company inventory		                                 	    (88)	      (88)
                                  -----      ------        ------    -------
Total assets	                      157	      16,540	        2,489   	 19,186

Other Significant Items
   Depreciation expense		                       114	           10   	    124
   Interest expense	                20	         115	           14	       149
   Expenditures for assets		                     70	                	     70

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
	The ratio of current assets to current liabilities was 1.10 at March 31, 2000 compared to 1.13 at December 31, 1999. The decrease is attributable to an increase in payables due to currency effects and price increases in raw materials. The liquidation of Harrison during the first quarter of 2000 had no impact upon the Company since it has been carried at no value on the balance sheet since 1996.

	At March 31, 2000, the Company's subsidiaries had approximately $6.2 million in available bank credit lines of which $4.3 million was in use.

	The Company believes it has adequate cash flow from operations to meet its ongoing operating obligations including debt repayments and capital commitments. On April 10, 2000 the Company renegotiated the terms of the note payable to the Pension Benefit Guarantee Corporation
(PBGC) whereby payment of such note was extended from September 30, 2000 to April 16, 2001. In exchange for this extension, the Company agreed to pay a fee by issuing 13,000 of its common shares to the PBGC and agreed that the interest rate on the note would remain at 7% per year compounded quarterly until October 1, 2000 at which time the interest rate will increase to 11% per year. Interest is payable at maturity.

Market Risks
Foreign Currency Fluctuations
	With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. Dollar, Irish Punt and the British Pound Sterling. The Company is periodically involved in hedging currency between the Irish Punt and the British Pound Sterling through the use of futures contracts which are relatively short term in nature. The Company historically has experienced minimal gains and losses on such foreign currency hedging. At March 31, 1999, the Company had gross deferred unrealized losses of approximately $127,000 from hedging sales commitments. No such losses existed at March 31, 2000.

Debt Instruments
	The Company's long term debt of $2,211,000, is primarily fixed rate debt of which $1,226,000 is U.S. denominated with the remaining balance primarily denominated in Irish Punt. The Company's remaining debt of $4,324,000 is solely comprised of variable rate, short-term facilities denominated primarily in Irish Punt which does not subject the Company to significant interest rate risk as the borrowings are short term. The Company does not believe any reasonable interest rate change in the ensuing year would have a material impact on the Company's Statement of Operations.

Impact of Year 2000
	The Company experienced no significant problems relating to the Year 2000 issue in the first quarter of this year. The Company does not foresee any problems for the remainder of 2000; however, if all Year 2000 issues were not properly identified or foreseen, there can be no assurance that this issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others.

Results of Operations
	Net sales to customers increased by 9.5% during the first quarter of 2000 compared to the first quarter of 1999. Manufacturing revenue increased by 9.0% while distribution sales increased by 13.3%. Units shipped in manufacturing increased by 3.4%. The gross profit percentage decreased to 11.3% in 2000 compared to 15.4% in 1999. This is primarily attributable to increased raw material costs. Selling, general and administrative expenses decreased to 10.6% of net sales from 11.7% in the preceding year because sales increased without a corresponding increase in administrative costs.

	The Company had a foreign exchange loss of $29,000 for the three months ended March 31, 2000 compared to a loss of $118,000 for the three months ended March 31, 1999. These losses were primarily due to the effect of the translation of Sterling denominated receivables and payables into Irish Punt.

The Company has tax loss carryforwards of approximately $7,300,000 available to offset future U.S. taxable income, which expire between 2000 and 2019.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                	DRIVER-HARRIS COMPANY



Date: May 15, 2000                       By:    Thomas J. Carey
      -----------------------                  ---------------------------
                                               Chief Financial Officer