Form 10-Q
period 2000-06-30
DRIVER HARRIS CO
filed 2000-08-03
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

 Form 10-Q



[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2000


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

   Common Stock, $0.83 1/3 par value -- 1,372,333 shares as of August 2, 2000.

                        DRIVER-HARRIS COMPANY

                              I N D E X

FOR THE QUARTER ENDED June 30, 2000


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     June 30, 2000 and December 31, 1999. . . . . . . . . . .  3

     Unaudited Condensed Consolidated Statements of Loss
     - Three and Six Months ended June 30,
     2000 and June 30, 1999. . . . . . . . . . . . . . . . . . 4

     Unaudited Condensed Consolidated Statements of Cash
     Flows - Six Months ended June 30, 2000 and
     June 30, 1999 . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to Financial Statements. . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . .8

PART II  OTHER INFORMATION
---------------------------
Item 4.  Submission of Matters to a Vote of
     Security Holders. . . . . . . . . . . . . . . . . . . . . 9

Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
         Exhibit 27 - Financial Data Schedule
     (b) Reports on Form 8-K
  	    None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 9
----------

        	 DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)

                                              June 30,   December 31,
                                                2000         1999
                                              --------   ------------
ASSETS						  (Unaudited)
Current assets:
Cash                                         $   394       $    201
Accounts receivable - net                     11,141         10,678
Inventories:
     Materials                                   650            594
     Work in process                             208            181
     Finished products                         2,895          2,690
                                               -----         ------
                                               3,753          3,465
Prepaid expenses                                 474            375
                                               -----         ------
Total current assets                          15,762         14,719

Property, plant & equipment - net              4,013          4,283
                                               -----         ------
	                                       $19,775       $ 19,002
                                              ======         ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $ 5,144       $  4,590
     Current portion of long-term debt         1,551            392
     Accounts payable                          6,554          6,651
     Accrued expenses                          2,349          1,357
     Income taxes payable                         48             72
     Loans payable - officer                      48              -
                                              ------         ------
Total current liabilities                     15,694         13,062

Long-term debt                                   562          1,914
Deferred Grants                                  574            629
Deferred foreign income taxes                    150            158
Postretirement benefit liabilities               553            557
Sundry liabilities           					  5	           74

Stockholders' equity:
     Common stock                              1,235          1,235
     Additional paid-in capital                2,333          2,333
     Retained earnings                           631            801
     Accumulated other comprehensive loss     (2,013)        (1,761)
                                              ------          -----
Stockholders' equity                           2,186          2,608
                                               -----          -----
                                             $19,775       $ 19,002
                                              ======         ======
See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
            (Dollar amounts in thousands, except per share data)


                            THREE MONTHS ENDED         SIX MONTHS ENDED
 					   JUNE 30  	                		JUNE 30
                            2000         1999           2000      1999
                            ----         ----           ----      ----
Net sales                  $10,107     $ 8,277        $21,188   $18,396
Other revenues                  11          40             31        68
                            ------       -----          -----    ------
Total Revenues              10,118       8,317         21,219    18,464

Cost of sales 	              8,841       7,336         18,674    15,899
 				                       ------      ------         ------    ------
                1,277         981          2,545     2,565
Selling, general and
 administrative expenses     1,204       1,159          2,375     2,342
 				                       ------      ------         ------    ------
                                73        (178)           170       223

Other charges (credits):
Interest                       159         173            317       322
Foreign exchange (gain) loss    (7)        (93)            22        25
                             -----       -----          -----     -----
Loss before income taxes       (79)       (258)          (169)     (124)

Income taxes                     1        (17)              1        9
                             -----       -----          -----     -----
NET LOSS                    $  (80)     $ (241)       $  (170)  $  (133)
                             =====       =====          =====     =====

BASIC NET LOSS PER SHARE     $(.05)     $(.18)         $(.12)    $(.10)
        				       ====       ====           ====      ====
DILUTED NET LOSS PER SHARE   $(.05)*    $(.18)*        $(.12)*   $(.10)*
                 	 ====       ====           ====      ====


Basic earnings per share-weighted
   average shares	                      						1,372,333   1,357,250
Diluted earnings per share-weighted
   average shares                                     1,399,522   1,359,393

	* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.

See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                     SIX MONTHS ENDED
                                                         June 30
                                                     ----------------
                                                      2000       1999
                                                      ----       ----
OPERATING ACTIVITIES
   Net loss                                         $  (170)  $  (133)
     Adjustments to reconcile net loss
       to net cash provided:
          Depreciation and amortization                 237       260
          Receivables                                (1,051)      143
          Inventories                                  (479)       80
          Prepaid expenses                             (117)      269
          Accounts payable and accrued expenses       1,292      (406)
          Sundry                                        (23)       21
                                                    -------    ------
     CASH(USED IN)PROVIDED BY OPERATING ACTIVITIES     (311)      234

INVESTING ACTIVITIES
         Capital expenditures                          (195)      (74)
         Sundry                                           5         -
                                                    -------     -----
     CASH USED IN INVESTING ACTIVITIES                 (190)      (74)

FINANCING ACTIVITIES
          Change in short-term debt                     779      (104)
          Proceeds from issuance of long-term debt        -       127
          Reduction of long-term debt                   (67)     (170)
          Sundry                                        (20)       37
                                                     ------     -----
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES      692      (110)

Effect of exchange rate changes on cash                   2      (330)
                                                     ------     -----
Net change in cash                                      193      (280)
Cash at beginning of year                               201       362
                                                     ------    ------
     CASH AT END OF PERIOD                          $   394   $    82
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

2 - Investments in Related Company and other subsidiaries
     The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in Ireland and the U.K. Harrison Alloys Inc. ("Harrison") was a fifty percent owned company, recorded on the equity method of accounting, which was carried at no value on the balance sheet at December 31, 1999.In the first quarter of 2000, Harrison liquidated its assets under the Federal Bankruptcy Code.

3 - Comprehensive Income
	The components of comprehensive loss as presented under Financial Accounting Standard 130, "Reporting Comprehensive Income", for the three and six months ended June 30, 2000 and 1999 are as follows:

                                          Three Months     Six Months
                               						      2000	  1999     2000   1999
Net loss     	                   			    $ (80)   $(241)  $(170)  $(133)
Foreign currency translation adjustment    77     (267)   (252)   (599)
					                                   		----    -----   ----    ----
Comprehensive loss                      $  (3)   $(508)  $(422)  $(732)
                                          ====    =====   ====    ====

4.  Long-Term Debt
	In April 2000, the Company renegotiated the terms of the note payable to the Pension Benefit Guarantee Corporation (PBGC) whereby payment of such note was extended from September 30, 2000 to April 16, 2001. Accordingly, this note has been classified as current beginning June 30, 2000. In exchange for this extension, the Company agreed to pay a fee by issuing 13,000 of its common shares to the PBGC and agreed that the interest rate on the note would remain at 7% per year compounded quarterly until October 1, 2000 at which time the interest rate will increase to 11% per year. Interest is payable at maturity.

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

                                           Reporting Segments
	                               Parent Co.	Manufacturing	Distribution
                                 (U.S.)     	(Ireland)	     (U.K.)	   Total

Six months ended June 30, 2000:
Revenues
   External revenues		                        $18,854    	$ 2,334  	$21,188
   Inter-segment revenues	    $   182	            670	             	    852
   Other revenues	     	                           20    	     11  	     31
   Elimination of inter-
     segment revenues	           (182)	          (670)	            	   (852)
	                           -----------------------------------------------
Consolidated revenues	     	                   18,874    	  2,345  	 21,219

Net Profit/(Loss)	               (139)       	     (8)	       (23) 	   (170)

Assets
   Total assets	                1,477        	 18,189	      2,143  	 21,809
   Elimination of investment     (623)	                           		   (623)
   Elimination of inter-
     company receivables     	   (829)	          (168)	       (13) 	 (1,010)
   Elimination of inter-
     company inventory		                                     (401)     (401)
	                           -----------------------------------------------
Total assets	                      25        	 18,021    	  1,729  	 19,775

Other Significant Items
   Depreciation expense                           223    	     14  	    237
   Interest expense	               44        	    238    	     35  	    317
   Expenditures for assets		                      189    	      6  	    195

Six months ended June 30, 1999:
Revenues
   External revenues                        		$16,348    	$ 2,048   	$18,396
   Inter-segment revenues	    $   149	            491		                  640
   Other revenues	                 31	             29    	      8   	     68
   Elimination of inter-
     segment revenues	           (149)       	   (491)		                (640)
                            	-----------------------------------------------
Consolidated revenues	             31        	 16,377    	  2,056   	 18,464

Net Profit/(Loss)	               (321)	           246	        (58)  	   (133)

Assets
   Total assets	                1,549        	 17,315	      2,274   	 21,138
   Elimination of investment     (623)			                               (623)
   Elimination of inter-
     company receivables     	   (829)      	  (1,918)   	   (119)  	 (2,866)
   Elimination of inter-
     company inventory		                                 	    (60)	      (60)
	                            -----------------------------------------------
Total assets	                      97        	 15,397	      2,095   	 17,589

Other Significant Items
   Depreciation expense	                     	    250    	     10   	    260
   Interest expense	               40	            253	         29   	    322
   Expenditures for assets		                       74              		     74

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
	The ratio of current assets to current liabilities was 1.00 at June 30, 2000, compared to 1.13 at December 31, 1999. The decrease is attributable to the reclassification of the note payable to the PBGC in the amount of $1,248,000 from long term to current since it is payable April 16, 2001. The liquidation of Harrison during the first quarter of 2000 had no impact upon the Company since it has been carried at no value on the balance sheet since 1996.

	At June 30, 2000, the Company's subsidiaries had approximately $6.7 million in available bank credit lines of which $5.1 million was in use.

	The Company believes it has adequate cash flow from operations to meet its ongoing obligations including debt repayments and capital commitments. On April 10, 2000, the Company renegotiated the terms of the note payable to the Pension Benefit Guarantee Corporation (PBGC) whereby payment of such note was extended from September 30, 2000 to April 16, 2001. In exchange for this extension, the Company agreed to pay a fee by issuing 13,000 of its common shares to the PBGC and agreed that the interest rate on the note would remain at 7% per year compounded quarterly until October 1, 2000 at which time the interest rate will increase to 11% per year. Interest is payable at maturity.

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

Debt Instruments
	The Company's long term debt of $2,113,000 including the current portion is primarily fixed rate debt of which $1,248,000 is U.S. denominated with the remaining balance denominated in Irish Punt. The Company's remaining debt of $5,144,000 is comprised of variable rate, short-term facilities denominated primarily in Irish Punt which does not subject the Company to significant interest rate risk as the borrowings are short term. The Company does not believe any reasonable interest rate change in the ensuing year would have a material impact on the Company's Statement of Operations.

Results of Operations

Six Months of 2000 Compared to 1999:
Net sales to customers increased by 15.2% during the first six months of 2000 compared to 1999. The increase is primarily attributable to increases in selling prices, a more favorable exchange rate for the Irish Punt against the British Pound Sterling along with an increase of 2.6% in quantities shipped for the six months ended June 30, 2000 compared to 1999.

The gross profit percentage decreased to 11.9% in 2000 compared to 13.6% in 1999, due primarily to increased raw material costs. Selling, general and administrative expenses decreased to 11.2% of net sales from 12.7% in the preceding year because sales increased without a corresponding increase in administrative costs.

Second Quarter of 2000 Compared to 1999:
Net sales to customers increased by 22.1% during the second quarter of 2000 compared to the same period in 1999. This increase is primarily due to a continued upward trend of selling price increases and the more favorable exchange rate of the Irish Punt against the British Pound Sterling. Quantities shipped increased by 1.7% for the second quarter of 2000 compared to the second quarter of 1999.

The gross profit percentage increased to 12.5% in 2000 compared to 11.4% in 1999 as a result of higher margins on an improved sales mix. Selling, general and administrative expenses decreased to 11.9% of net sales compared to 14.0% in 1999 since sales increased without a corresponding increase in administrative costs.

The Company realized $93,000 in foreign exchange gains in the second quarter of 1999 as a result of closing out foreign exchange contracts which had been used to hedge exposure to the British Pound Sterling by the Company's Irish subsidiary as well as the impact of translating Sterling denominated receivables and payables into Irish Punt.

Income taxes for 1999 resulted from foreign taxable income at the Company's Irish subsidiary. The Company has tax loss carry forwards of approximately $7,100,000 available to offset future U.S. taxable income, which expire between 2000 and 2019.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a. The Annual Meeting of Stockholders was held on June 28, 2000 at the New Jersey Historical Society, Newark, New Jersey.
b. The following Directors were reelected to serve for the ensuing year: Ralph T. Bartlett, H. Lewis Biggerstaff, David A. Driver and Frank L. Driver IV.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                	DRIVER-HARRIS COMPANY



Date: August  2, 2000                  By:   Thomas J. Carey
---------------------				   ------------------------
                  							   Chief Financial Officer