Form 10-Q
period 2000-09-30
DRIVER HARRIS CO
filed 2000-11-14
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

 Form 10-Q



[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2000


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

    Common Stock, $0.83 1/3 par value -- 1,427,712 shares as of November 1,
2000.

                        DRIVER-HARRIS COMPANY

                              I N D E X

FOR THE QUARTER ENDED September 30, 2000


PART I FINANCIAL INFORMATION                                PAGE
-----------------------------                               ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     September 30, 2000 and December 31, 1999. . . . . . . .  3

     Unaudited Condensed Consolidated Statements of Loss
     - Three and Nine Months ended September 30, 2000
     and September 30, 1999. . . . . . . . . . . . . . . . .  4

     Unaudited Condensed Consolidated Statements of Cash
     Flows - Nine Months ended September 30, 2000 and
     September 30, 1999 . . . . . . . . . . . . . . . . . . . 5

     Notes to Condensed Consolidated Financial
     Statements . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . 8

PART II  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
         Exhibit 27 - Financial Data Schedule
     (b) Reports on Form 8-K
  	    None filed in quarter

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  9
----------

        	 DRIVER-HARRIS COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                       (Amounts in thousands)

                                           September 30, December 31,
                                                2000         1999
                                              --------   ------------
ASSETS						  (Unaudited)
Current assets:
Cash                                         $   163       $    201
Accounts receivable - net                      9,357         10,678
Inventories:
     Materials                                   760            594
     Work in process                             123            181
     Finished products                         2,713          2,690
                                               -----         ------
                                               3,596          3,465
Prepaid expenses                                 656            375
                                               -----         ------
Total current assets                          13,772         14,719

Property, plant & equipment - net              3,644          4,283
                                               -----         ------
	                                       $17,416       $ 19,002
                                              ======         ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                   $ 5,723       $  4,590
     Current portion of long-term debt         1,428            392
     Accounts payable                          4,556          6,651
     Accrued expenses                          2,474          1,357
     Income taxes payable                         46             72
     Loans payable - officer                      53              -
                                              ------         ------
Total current liabilities                     14,280         13,062

Long-term debt                                   303          1,914
Deferred Grants                                  522            629
Deferred foreign income taxes                    139            158
Postretirement benefit liabilities               552            557
Sundry liabilities 					  47		     74

Stockholders' equity:
     Common stock                              1,281          1,235
     Additional paid-in capital                2,404          2,333
     Retained earnings                           308            801
     Accumulated other comprehensive loss     (2,420)        (1,761)
                                              ------          -----
Stockholders' equity                           1,573          2,608
                                               -----          -----
                                             $17,416       $ 19,002
                                              ======         ======
See accompanying notes.

                   DRIVER-HARRIS COMPANY AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
            (Dollar amounts in thousands, except per share data)



                            THREE MONTHS ENDED         NINE MONTHS ENDED
                           					SEPTEMBER 30  	       	   SEPTEMBER 30
                            2000         1999           2000      1999
                            ----         ----           ----      ----
Net sales                  $ 7,902     $ 8,981        $29,090   $27,377
Other revenues                  16          26             47        94
                            ------       -----          -----    ------
Total Revenues               7,918       9,007         29,137    27,471

Cost of sales 	           7,238       7,802         25,912    23,701
 				    ------      ------         ------    ------
 				       680       1,205          3,225     3,770
Selling, general and
 administrative expenses     1,100       1,035          3,475     3,377
 				    ------      ------         ------    ------
                              (420)        170           (250)      393

Other charges (credits):
Interest                       150         171            467       493
Foreign exchange (gain) loss  (246)        (63)          (224)      (38)
                             -----       -----          -----     -----

(Loss)/Income before
    income taxes 		      (324)         62           (493)      (62)

Income taxes                    (1)         12              -        21
                             -----       -----          -----     -----
NET (LOSS)/INCOME           $ (323)     $   50       $  (493)  $   (83)
                             =====       =====          =====     =====



BASIC NET (LOSS)/
     INCOME PER SHARE        $(.24)     $ .04          $(.36)    $(.06)
			            ====       ====           ====      ====
DILUTED NET (LOSS)/
     INCOME PER SHARE        $(.24)*    $ .04*         $(.36)*   $(.06)*
					 ====      ====           ====      ====


Basic earnings per share-weighted
   average shares							1,378,486 1,361,021
Diluted earnings per share-weighted
   average shares                                     1,378,486* 1,365,786

	* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.

See accompanying notes.

                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Amounts in thousands)

                                                     NINE MONTHS ENDED
                                                      September 30
                                                     ----------------
                                                      2000       1999
                                                      ----       ----
OPERATING ACTIVITIES
   Net loss                                         $  (493)  $   (83)
     Adjustments to reconcile net loss
       to net cash provided:
          Depreciation and amortization                 305       407
          Non-cash compensation                          92         -
          Receivables                                    (9)     (539)
          Inventories                                  (562)      557
          Prepaid expenses                             (296)      298
          Accounts payable and accrued expenses          (3)      422
          Sundry                                        (53)       72
                                                    -------    ------
     CASH(USED IN)PROVIDED BY OPERATING ACTIVITIES   (1,019)    1,134

INVESTING ACTIVITIES
         Capital expenditures                          (215)     (173)
         Sundry                                           7        35
                                                    -------     -----
     CASH USED IN INVESTING ACTIVITIES                 (208)     (138)

FINANCING ACTIVITIES
          Change in short-term debt                   1,553      (604)
          Proceeds from issuance of long-term debt        -       157
          Reduction of long-term debt                  (310)     (348)
          Sundry                                         25         -
                                                     ------     -----
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES    1,268      (795)

Effect of exchange rate changes on cash                 (79)     (469)
                                                     ------     -----
Net change in cash                                      (38)     (268)
Cash at beginning of year                               201       362
                                                     ------     -----

     CASH AT END OF PERIOD                          $   163   $    94
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

3 - Comprehensive Income
	The components of comprehensive loss as presented under Financial Accounting Standard 130, "Reporting Comprehensive Income", for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                          Three Months     Nine Months
						                                     2000	  1999     2000   1999
Net income (loss)				                   $(323)   $  50   $  (493)$ (83)
Foreign currency translation adjustment  (407)      (3)     (659) (602)
							----    -----   ------  ----
Comprehensive loss                      $(730)   $  47   $(1,152)$(685)
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

5.  Non-Cash Compensation
	During the third quarter of 2000, the Company issued shares valued at $117,000 in lieu of cash for Directors' fees and Officers and employee compensation and related expenses. $25,152 related to prior year compensation that had been accrued at December 31, 1999 and $92,215 related to the current year.

6.  Industry Segments and Geographic Areas
	The Company classifies its revenues based upon the location (i.e. manufacture or purchase for resale-distribution) of the facility and its function. Such revenues are regularly reviewed by the Directors and management and decisions are made on such basis.

	The operating expenses and resultant net profit (loss) and the assets are similarly reviewed and decisions made based upon whether they relate to manufacturing or purchase for resale (i.e. distribution).

	                                 Reporting Segments
	                           Parent Co.	Manufacturing	Distribution
                                (U.S.)	   (Ireland)    	 (U.K.)	   Total

Nine months ended September 30, 2000:
Revenues
   External revenues	                     	$25,914	   $ 3,176	   $29,090
   Inter-segment revenues	    $   230     	    977             		  1,207
   Other revenues	                 27	           5   	     15   	     47
   Elimination of inter-
     segment revenues	           (230)	       (977)	            	 (1,207)
Consolidated revenues	             27     	 25,919   	  3,191	    29,137

Net Profit/(Loss)            	   (250)    	   (221)	      (22)	     (493)

Assets
   Total assets              	  1,482     	 16,121   	  1,976   	 19,579
   Elimination of investment     (623)                        			   (623)
   Elimination of inter-
     company receivables     	   (829)    	   (306) 	     (19)  	 (1,154)
   Elimination of inter-
     company inventory		                                 (386)      (386)
Total assets	                      30     	 15,815   	  1,571   	 17,416

Other Significant Items
   Depreciation expense		                      292   	     13   	    305
   Interest expense	               66	         350   	     51   	    467
   Expenditures for assets		                   209	         6   	    215

Nine months ended September 30, 1999:
Revenues
   External revenues		                     $24,467   	$ 2,910   	$27,377
   Inter-segment revenues	    $   224     	    766             		    990
   Other revenues	                 12	          67   	     15   	     94
   Elimination of inter-
     segment revenues	           (224)	       (766)		               (990)
Consolidated revenues	             12	      24,534   	  2,925   	 27,471

Net Profit/(Loss)            	   (428)    	    419	       (74)	      (83)

Assets
   Total assets              	  1,509     	 17,638   	  2,127	    21,274
   Elimination of investment     (623)                        			   (623)
   Elimination of inter-
     company receivables     	   (829)    	 (1,406)	     (116)  	 (2,351)
   Elimination of inter-
     company inventory		                             	    (60)  	    (60)
Total assets	                      57	      16,232	     1,951   	 18,240

Other Significant Items
   Depreciation expense	                  	    378   	     29   	    407
   Interest expense	               61	         388   	     44   	    493
   Expenditures for assets                     173	             	    173

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
	The ratio of current assets to current liabilities was .96 at September 30, 2000, compared to 1.13 at December 31, 1999. The decrease is attributable to the reclassification of the note payable to the PBGC in the amount of $1,248,000 from long term to current since it is payable April 16, 2001 as well as the loss for nine months ended September 30, 2000. The liquidation of Harrison during the first quarter of 2000 had no impact upon the Company since it has been carried at no value on the balance sheet since 1996.

	At September 30, 2000, the Company's subsidiaries had approximately $6.3 million in available bank credit lines of which $6.0 million was in use.

	The Company continues to meet its ongoing obligations including debt repayments and capital commitments on a current basis, however, increases in the price of raw materials and the weaker Punt/Sterling exchange rate has increased the Company's working capital needs substantially. During the third quarter of 2000, the Company issued shares valued at $117,000 in lieu of cash for Directors' fees and Officers and employee compensation and related expenses. On April 10, 2000, the Company renegotiated the terms of the note payable to the Pension Benefit Guarantee Corporation (PBGC) whereby payment of such note was extended from September 30, 2000 to April 16, 2001. In exchange for this extension, the Company agreed to pay a fee by issuing 13,000 of its common shares to the PBGC and agreed that the interest rate on the note would remain at 7% per year compounded quarterly until October 1, 2000 at which time the interest rate will increase to 11% per year. Interest is payable at maturity.

	The Company is seeking an increased borrowing facility to fund its receivables and inventory balances driven by higher raw material prices and the weaker Punt/Sterling rate.

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

Debt Instruments
	The Company's long term debt of $1,731,000 including the current portion is primarily fixed rate debt of which $1,270,000 is U.S. denominated with the remaining balance denominated in Irish Punt. The Company's remaining debt of $5,723,000 is comprised of variable rate, short-term facilities denominated primarily in Irish Punt which does not subject the Company to significant interest rate risk as the borrowings are short term. The Company does not believe any reasonable interest rate change in the ensuing year would have a material impact on the Company's Statement of Operations.

Results of Operations

Nine Months of 2000 Compared to 1999:
Net sales to customers increased by 6.3% during the first nine months of 2000 compared to 1999. The increase is primarily attributable to increases in selling prices offset by a decline of 13.0% in the value of the Irish Punt compared to the US Dollar. Quantities shipped increased by 1.2% for the nine months ended September 30, 2000 compared to 1999.

The gross profit percentage decreased to 10.9% in 2000 compared to 13.5% in 1999, due primarily to increased raw material costs without commensurate increases in selling prices. Selling, general and administrative expenses decreased slightly to 12.0% of net sales from 12.3% in the preceding year. Exchange gains resulted from the fluctuation of the British Sterling to the Irish Punt.

Third Quarter of 2000 Compared to 1999:
Net sales to customers decreased by 12.0% during the third quarter of 2000 compared to the same period in 1999. This decrease is primarily due to a decrease in quantities shipped by 10.3% coupled with a decline of 5.0% in the value of the Irish Punt compared to the US Dollar for the third quarter of 2000 compared to the third quarter of 1999.

The gross profit percentage declined to 8.4% in 2000 compared to 13.0% in 1999 as a result of higher raw material costs without commensurate increases in selling prices. Selling, general and administrative expenses increased to 13.9% of net sales compared to 11.5% in 1999 since sales decreased without a corresponding decrease in administrative costs. Exchange gains resulted from the fluctuation of the British Sterling to the Irish Punt.


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

                                	DRIVER-HARRIS COMPANY



Date: November 14, 2000                  By:   Thomas J. Carey
---------------------				   ------------------------
							   Chief Financial Officer