Form 10-K405
period 2000-12-31
DRIVER HARRIS CO
filed 2001-04-13
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
(Mark One)
|_X_|	Annual report pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934
		For the fiscal year ended December 31, 2000
 ___
|  |	Transition report pursuant to Section 13 or 15(d) of the Securities
 Act of 1934
		For the transition period from _____________ to ____________

Commission file number 1-1212
DRIVER-HARRIS COMPANY
----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
New Jersey						                           22-0870220
----------------------------------------------------------------------------
(State of other jurisdiction of incorporation or organization
	(I.R.S. Employer Identification No.)

      600 Essex Street, Harrison, New Jersey		                          07029
---------------------------------              -----------------------------
    (Address of principal executive offices)		                    (Zip Code)

Registrant's telephone number, including area code		(973) 483-4802
							--------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class:				Name of each exchange	on which registered:
----------------------				----------------------------------------------------
	Common stock - par value $0.83 1/3			American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:		NONE

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

The aggregate market value of the voting stock held by non-affiliates and the total number of common shares outstanding as of March 30, 2000:

	Market Value - $1,400,629 Common Stock - 1,474,346 Shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the annual proxy statement anticipated to be filed on or about May 18, 2001 are incorporated into Part III.

PART I

Item 1.		Business
(a)        General Development of Business

The Company is engaged in the business of manufacturing and marketing non-ferrous metal products, principally insulated electrical wire and cable through its wholly owned subsidiary,
Irish Driver-Harris Co. Ltd., located in Ireland and the U.K.

(b)        Financial Information About Industry Segments

Financial information about the Company's operating segments, manufacturing, located in
Ireland and distribution, located in England are presented in Note 8 to the accompanying financial statements.

(c)	Narrative Description of Business

(i) The principal products manufactured by the Registrant and its subsidiaries are insulated electrical wire and cable and all of its net sales arise from these products. These products are sold principally to the construction, appliance, and electrical equipment industries by the Company's sales staff and through agents.

(ii) The principal sources of raw material for insulated electrical wire and cable products
-- copper wire conductor and PVC insulating materials -- are wire drawing and chemical companies, respectively. During the past fiscal year, availability of raw materials was satisfactory. The Company owns certain trademarks which are maintained internationally. Other than these items, there are no patents, licenses, franchises or concessions held that are material to the business of the Registrant or its subsidiaries.

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

					Irish Driver-Harris Co. Ltd.
	December 31, 2000	$   382,000
	December 31, 1999	2,043,000

(ix) No material portion of the business of the Registrant and its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S.
government.

(x) The Registrant's insulated wire and cable products are marketed primarily in Ireland, the U.K., the European continent the Mid-east and Asia. Such products are essentially similar to those of its competitors of which there are many, some substantially larger than the Company.
The principal methods of competition are price, quality, and responsiveness to customers' orders.
Significant restructuring of this industry and the competitors within it has occurred in the past three years.

(xi) The Registrant believes that the cost of research and development activities was not material during the past three fiscal years. No employees were engaged in such activities on a full-time basis during that period. All research and development projects are performed by engineering and production personnel in conjunction with other functions without separate accounting therefore. In the future, the registrant intends to allocate greater resources to these efforts.

(xii) The number of persons employed by the Registrant and its subsidiaries at the end of the last fiscal year was179.

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

	(e)	Executive Officers of the Registrant

	Name				Age		Position
	Frank L. Driver IV		 40		President and Chief Financial Officer
	Lavinia Z. Emery		   56		Secretary and Assistant Treasurer

	Officers are elected annually by the Board of Directors for one-year terms expiring in
June.

	Mr. Frank L. Driver IV joined the Company in 1989 as Assistant Controller; in 1991 he was elected Vice President-Marketing and in 1993 he became Vice President -Finance. In
September 1994, he was elected President. In December 2000, he took over the additional title of
Chief Financial Officer. Prior to joining the Company, he was a senior financial analyst with
General Motors Corp.  Mr. Driver is the nephew of Mr. David A. Driver,
Chairman of the
Company.

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

	In February 2000, a landlord of Harrison brought suit against Driver-Harris claiming the
Company was guarantor of a Harrison lease and therefore liable for unpaid back rent. The
Company believes the complaint is without merit and intends to aggressively defend the claim.
Presently, the company is engaged in a court ordered mediation  on this issue.
Item 4.		Submission of Matters to a Vote of Security Holders

	None in the fourth quarter of 2000.

PART II

Item 5.		Market for the Registrant's Common Equity and Related Stockholder
Matters

	(a)	The Company's common stock is traded on the American Stock Exchange.
The
high and low sales prices for the stock were as follows:

				        2000              1999_____
	Quarter		High	     Low		  High	     Low
First	    3 3/8	    2 3/8	 3 3/4	   2 11/16
Second	   2 1/2	    2 1/8 	3 5/8   	2
Third	    3 1/8	    2     	4 3/4	   3 1/4
Fourth	   2	        1     	3 3/4	   2 7/8

(b)	The approximate number of common shareholders as of March 30, 2001 was
390.
This figure represents the sum of the number of shareholders of record, plus an estimate of the number of individual shareholders whose shares are held collectively by stockbrokers.

	(c)	The Company did not pay cash dividend during the five years ended
December 31,
2000. The note payable to the Pension Benefit Guaranty Corporation (PBGC) prohibits the payment of cash dividends without permission of the PBGC (reference is made to Note 4 to the consolidated financial statements).


Item 6.		Selected Financial Data

	2000	1999	1998	1997	1996
					(Amounts in thousands, except per share data)

Net Sales and Other
   Revenues	          $37,766	$36,782	$40,529	$40,754	$41,322

Net (Loss) Income	      (926)	(149)	(2,080)	(565)	2,452

Total Assets         	19,051	19,002	20,564	20,724	21,178

Long-term Debt	        1,651	1,914	2,142	2,524	2,023

Per Common Share:
  Basic Net (Loss) Income	$ (.66)	$ (.11)	$(1.55)	$(.42)	$1.86
	=====	=====	=====	=====	=====
Diluted Net (Loss) Income	$ (.66)	$ (.11)	$(1.55)	$(.42)	$1.86
	=====	=====	=====	=====	=====
Basic Earnings Per Share
  Weighted Average Shares
  Outstanding	         1,402 	1,361	1,344	1,339	1,317
	=====	=====	=====	=====	=====

Diluted Earnings Per Share
  Weighted Average Shares
  Outstanding	         1,402	1,374*	1,355*	1,354*	1,321
	======	======	======	======	======

	* Adjusted weighted average shares outstanding was not used to calculate diluted earnings
	    per share since the effect on earnings per share would be antidilutive.

Item 7.		Management's Discussion and Analysis of Financial Condition and
Results of
Operations

Overview and Financial Condition:

	The Company, directly and through its subsidiaries, is engaged in the business of manufacturing insulated electrical wire and cable through its wholly owned subsidiary, Irish
Driver-Harris Co. Ltd., located in Ireland and the U.K.

	The Company has a note payable to the Pension Benefit Guarantee Corporation
("PBGC")
for which the due date was extended on April 10, 2000 to April 16, 2001
On April 13, 2001 the
Company re-negotiated the terms of the whereby all payments of such note were deferred for two
yearsThe note will be payable in ten equal annual payments beginning
April 16, 2003 and ending
April 16, 2012.  As a result of this re-negotiation, the PBGC note is included in long-term debt in
the Company's consolidated balance sheet.  Until the note is paid in full, the Company may not
pay cash dividends on its capital stock without permission from the PBGC.

	Capital expenditures during the year totaled approximately $382,000, $368,000 of which was at the Company's Irish subsidiary. Cash flow was sufficient to fund these capital expenditures. At December 31, 2000, the Company's subsidiaries had approximately $6,670,000 of available bank lines of credit of which $6,202,000 was outstanding at year end. The Company had $428,000 in cash on hand at December 31, 2000. On January 4, 2001, the company received an increase in short term lines of credit of approximately $2.4 million.

	The ratio of current assets to current liabilities was 1.03 at the end of 2000, compared with
1.13 at the end of 1999. The decrease is principally due to an increase in short term borrowings to finance higher working capital needs driven by higher exchange rates and higher raw materials prices as well as to finance losses incurred during the year.

	The Company believes it has adequate cash flow to meet its ongoing obligations including debt repayments and capital commitments in Ireland.

 Market Risks

Foreign Currency Fluctuations

	With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. Dollar, Irish
Pound and the British Pound Sterling. The Company is periodically involved in hedging currency between the Irish Pound and the British Pound Sterling through the use of futures contracts that are relatively short term in nature. The Company historically has experienced minimal gains and losses on such foreign currency hedging.

Debt Instruments

	The Company's long-term debt of $2,046,000, including the current portion, is primarily fixed rate debt of which $1,305,000 is U.S. denominated with the remaining balance denominated in Irish Pounds. The Company's remaining debt of $6,202,000 is solely comprised of variable rate, short-term facilities denominated primarily in Irish Pounds to cover banking overdraft that does not subject the Company to significant interest rate risk. The Company does not believe any reasonable interest rate change in the ensuing year would have a material impact on the
Company's Statement of Operations.





Price Fluctuations and Availability of Raw Materials

	Copper is the principal raw material purchased by the Company, and the Company's sales may be affected by the market price of copper. The Company generally does not hedge potential changes in copper prices.

	The Company also purchases insulating compounds, such as PVC and low smoke and fume polymer, from various suppliers. Although the Company has not experienced any shortages of these compounds, the inability of suppliers to supply such raw material could have a material adverse effect on the Company's business until a replacement supplier is found or substitute materials are approved for use. Although the Company has generally been able to pass on increases in the price of copper and other raw materials to its customers, there can be no assurance that the Company will be able to do so in the future. Additionally, significant increases in the price of copper or other raw materials could have a negative effect on demand for the Company's products. Similarly, significant shortages of copper or other such raw materials, over time could have a material adverse effect on the Company's business.

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

Results of Operations

Year ended December 31, 2000 compared to year ended December 31, 1999

Units shipped were down 1.2% for 2000 compared to 1999 within manufacturing although net sales dollars increased 3.0% due to higher selling prices driven by escalating raw material costs, and the impact of the change in the currency values. Overall, net sales to customers increased by 2.8% for the year ended December 31, 2000 compared to the prior year reflecting these price increases. However, the gross profit percentage decreased to 10.6% from 13.0% in
1999 as price increases lagged unit increases in raw material costs. Selling, general and administrative expenses fell as a percentage of net sales to 11.8% in 2000 compared to 12.2% in
1999. This was attributable to the Company's ongoing efforts to reduce costs. Interest expense increased in 2000 by 4% due to higher average borrowings in Ireland to meet increased working capital needs driven by foreign exchange rates and an interest rate increase in October from 7% to
11% on the note payable to the Pension Benefit Guarantee Corporation. The Company's distribution operation had a significantly improved margin and operating profit in the year compared to 1999.

Income taxes for 2000 result from foreign taxable income at the Company's Irish subsidiary. The Company has tax loss carry forwards of approximately $3,620,000 available to offset future U.S. taxable income, which expire between 2001 and 2020 and approximately
$1,065,000 to offset U.K. taxable income. A valuation allowance of $1,550,000 and $2,715,000 has been provided at December 31, 2000 and 1999, respectively. These valuation allowances were established since it is considered more likely than not that the deferred tax assets, primarily the net operating loss carry forwards, will not be realized. See further discussion in Notes 1 and 6 to the consolidated financial statements.

Year ended December 31, 1999 compared to year ended December 31, 1998

	Net sales for the year decreased by 9.2% compared to 1998. Manufacturing revenues in local currency increased by 7.8% but were flat in U.S. Dollars as the average value of the Irish
Pound compared to the U.S. Dollar declined by a similar percentage.
Distribution revenues
declined by 54.0% in U.S. Dollars as the distribution segment refocused its efforts on higher margin product lines and significantly reduced costs including closure of one subsidiary during
1998. The consolidated gross profit percentage increased to 13.0% in 1999 compared to 11.5% in
1998. This was primarily attributable to the improved margins within distribution, as well as an improved product sales mix and moderately lower copper prices within manufacturing. Selling, general and administrative expenses decreased to 12.2% of net sales from 14.5% in the preceding year as a result of ongoing efforts to reduce these costs as well as the reduction in administrative costs resulting from the refocus of distribution activities.

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

The following table summarizes the principal occupations and business experience during the past five years, as well as certain other information as of March 30, 2001, for each nominated Director:

			             Principal Occupation            Company Common        % of
				            During Last Five 	              Stock            Outstanding
			            	Years and other			Director    Beneficially            Common
Name		         Age	 Directorships			   Since          Owned (1)     Stock


Thomas J. Carey	64	Certified Public Accountant.	2001   	6,850          *
			              Until 2000, Chief Financial Officer,
			              Driver-Harris Company

Kenneth J. Mathews	63	Owner and Founder,
                     Cambridge	                 2001	    -	                    -
			             Capital Corporation

Frank L. Driver IV	40	Chairman of the
                    Board of Directors	         1993   	157,925**   	10.2
              President and Chief Financial Officer

Timothy S. Driver  38  Director of
                  Corporate Development         2001    61,723***     3.9
                 Until 1997, Management Consultant
                 Sabre Group Holdings


*	Denotes less than 1% of outstanding Common Stock.
**	Includes 30,000 shares under options pursuant to the Driver-Harris
Employee Incentive
Stock Option Plan, granted in 1990, 1991 and 1992, which are fully exerciseable, 3,000 shares granted in 1999, 20,000 shares granted in 2000 and 14,204 shares included in the
Driver-Harris Staff 401-K Benefit account.
***	Includes 17,000 shares under options pursuant to the Driver-Harris
Employee Incentive
Stock Option Plan, 2,000 shares granted in 1999, 15,000 shares granted in 2000.


Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

							         Long-Term
					        Annual               Compensation
					Compensation	             Awards
							Securities Underlying         All Other
Name and Principal Position      Year  Salary   Options/SARs  Compensation (a)
					          ($)                               (#)              ($)
Frank L. Driver IV, President	  2000	73,077 (b)     	0	          13,154 (c)
    and Chief Executive Officer	1999	90,000	         0	          0 (d)
	                               1998	90,000         	0	          6,231 (e)

(a) Amount represents the Company's portion of contributions to a 401(k) plan.
(b)  A portion of his compensation has been accrued.
(c)  Compensation  includes $9,000 from 1999.
(d)  The total amount accrued for 1999 was $9,000.
(e)  A portion of his compensation has been accrued.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                     Percent of
   Number of          Total                   Potential Realizable Value At
   Securities       Options/SARs                   Assumed Annual Rates of
   Underlying        Granted to  Exercise of    Stock Price Appreciation For
  Options/SARs        Employees   Base Price  Expiration   Option Plan
Name Granted     In Fiscal Year   ($/sh)      Date      5%             10%
Frank L.	20,000	      53.3%	      $2.125     	9/18/10	$26,800     	$67,800
Driver IV

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTIONS/SAR VALUES

							    Number of
						            Securities Underlying	   Unexercised
							    Unexercised		  In-the-Money
							Options/SARs at	Options/SARs at
							       FY-End(#)		      FY-End($)
							------------------------           ----------------------
				                    Shares Acquired		 Exercisable (E)		  Exercisable (E)
Name			               	  On Exercise(#)		Unexercisable (U)	Unexerciseable (U)
Exercisable options:
     Frank L. Driver IV	     none            	30,600 (E)         	-----
		                                            22,400 (U)

PENSION PLANS

	On November 21, 1986, the Company entered into a pension agreement with Frank L.
Driver III, under which Mr. Driver or his spouse would receive an annual payment of $50,000 for a period of fifteen years after Mr. Driver's retirement or death.
On November 20, 1995, the Board
of Directors approved changing the period to twenty years and the addition of a contingent payment to this agreement whereby in years where the profit of the Company exceeds $500,000 before income taxes and before this payment, the $50,000 amount will be supplemented by an amount based on a formula encompassing total retirement payments, adjusted annually for the
Consumer Price Index. This pension is now payable to Corinne F. Driver, spouse of Frank L.
Driver III, deceased. In 2000, due to cash flow conditions, the Company initiated an interest payment schedule to be spread out throughout 2000 of which $31,500 was paid in cash, $1,500 was interest, the remainder $20,000, of which $7,500 is still outstanding, was paid by common stock in the Company at the rate of one and one-half times the amount owed or 12,955 shares.

COMPENSATION OF DIRECTORS

	During 2000, each Director, with the exception of Frank L. Driver IV and Thomas J.
Carey, was paid $600 per Board of Directors Meeting and $600 per Audit or Compensation
Committee Meeting, in lieu of cash all were paid in common stock with a market equivalent of
$637.50..   In addition, in 2000, Ralph Bartlett and H. L. Biggerstaff received 4,500 shares and
David Driver received 5,000 shares of Common Stock, valued at $2.125 per share for a total of
$29,750.

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

	The Company's salary policy is to pay a "competitive salary" plus an incentive bonus based on profit performance in relation to prior years and in relation to annual budget profit targets. The Compensation Committee may also take into consideration other factors including
dedication to the job, external factors beyond the control of management, etc. No incentive bonus was paid in 2000 to any officer.

							Compensation Committee

				David A. Driver	Ralph T. Bartlett	H. L. Biggerstaff



Item 12.	Security ownership of Certain Beneficial Owners and Management


(a) Ownership of shares of the Company's Common Stock by certain beneficial owners as of
March 30, 2001

Name and Address		           		Amount and Nature of		Percent of
Of Beneficial Owner				       Beneficial Ownership      Class

Estate of Frank L. Driver Jr.	      64,172*	              4.1
c/o David A. Driver, Executor
10 High Street
Bristol, RI  02809

Estate of Frank L. Driver III      	66,662**             	4.3
33 Birdseye Glen
Verona, NJ

Frank L. Driver IV	                157,925***	           10.2
100 Warren Street
Jersey City, NJ

*	All shares held of record and beneficially.  As an executor of the Estate of Frank L. Driver
Jr., David A. Driver, Chairman of Driver-Harris Company, holds voting rights to such shares.
**	All shares held of record.  Does not include 37,109 shares held by
Corinne F. Driver, his
surviving spouse and the mother of Frank L. Driver IV, who disclaims any beneficial interest in these shares. As an executor of the Estate of Frank L. Driver III, Frank L. Driver IV, Director and
President, holds voting rights to such shares.
***	Includes 30,000 shares under options pursuant to the Driver-Harris
Employee Incentive
Stock Option Plan, granted in 1990, 1991 and 1992, which are fully exercisable, 3,000 shares granted in 1999, 20,000 shares granted in 2000 and 14,204 shares held in the Driver-Harris Staff
401-K Benefit account.

(b)  Security ownership of management as of March 30, 2001:

	              			Amount and Nature of			     Percent of
Title of Class			Beneficial Ownership			         Class

Driver-Harris Company
Common Stock          	445,852*	                28.7%

*	Includes 76,500 shares under options pursuant to the Driver-Harris Employee
 Incentive
Stock Option Plan and 14,204 shares held in the Driver-Harris Staff 401-K
Benefit account.

(c) Management is not aware of any arrangement which may result in a change in control of the
Company.


Item 13.	Certain Relationships and Related Transactions

	David A. Driver, Chairman of the Company is the uncle of Frank L. Driver IV,
 President
and Timothy S. Driver, Director of Corporate Development, who are brothers.


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

		None filed in the fourth quarter of 2000.

	(c )    Exhibits

	Exhibit 3.	Articles of Incorporation and By-Laws	8-K dated
										  November 1, 1982

				Amendments thereto				8-K dated
										  June 17, 1987

		Exhibit 10.	Material Contracts:

				Settlement Agreement with Pension		8-K dated
				 Benefit Guaranty Corporation dated		  December 22, 1993
				 December 22, 1993

				Amended and Restated Agreement between
				 Harrison Alloys Inc., Driver-Harris
				 Company, HAI Industries Inc., and
				 HAI Holding Company Inc., dated		8-K dated
				 March 18, 1994				 April 7, 1994

				Note Modification Agreement, Loan and
				 Security Agreement Modification
				 Agreement, and Release of Guaranty
				 between Driver-Harris Alloys Inc.,
				 Harrison Alloys Inc., and Textron
				 Financial Corporation, all dated		8-K dated
				 February 25, 1994				 April 7, 1994

		Exhibit 21.	Subsidiaries of the Registrant as of December 31, 2000

		SUBSIDIARIES OF THE REGISTRANT

		Name						Jurisdiction of Incorporation
		Driver-Harris Systems Inc.			New Jersey (Inactive Corporation)
		Irish Driver-Harris Co. Ltd.			Ireland
		Kingston Cable Distributors Ltd.		United Kingdom
		  (Subsidiary of Irish Driver-Harris Co. Ltd.)

		Exhibit 27.	Financial Statement Schedules

		This portion of Item 14 is submitted in a separate section of this report.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

								DRIVER-HARRIS COMPANY


April 13, 2001					/s/ 	Frank L. Driver IV
--------		-------------------------------------------------------
Date							Frank L. Driver IV
							Chief Financial Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Ralph T. Bartlett					/s/     David A. Driver
-------------		------------------------------------------------------
Ralph T. Bartlett					David A. Driver
Director						Chairman
Date: April 13, 2001				Date: April 13 2001



/s/   H. L. Biggerstaff					/s/    Frank L. Driver IV
                  -----------------------------------------------------
H.  L. Biggerstaff					Frank L. Driver IV
Director						Director, President and Chief Executive
Date: April 13, 2001				   and Financial Officer
							Date: April 13, 2001

/s/ Thomas J. Carey
---------------------------------------------------
Thomas J. Carey
Director
Date: April 13, 2001



Annual Report on Form 10-K Item 8,
Item 14(a) (1) and (2), (c) and (d)

List of Financial Statements and
Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules



Driver-Harris Company and Subsidiaries

December 31, 2000


Driver-Harris Company and Subsidiaries

Form 10-K Item 14(a) (1) and (2)

List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of Driver-Harris Company and Subsidiaries are included in Item 8:

Consolidated Balance Sheets - December 31, 2000 and 1999	Page	22

Consolidated Statements of Operations - Years ended December 31, 2000,
1999 and 1998	Page      24

Consolidated Statements of Stockholders' Equity - Years ended
December 31, 2000, 1999 and 1998	Page	25

Consolidated Statements of Cash Flows - Years ended December 31,
2000, 1999 and 1998	Page	26

Notes to Consolidated Financial Statements	Page	27


The following consolidated financial statement schedules of Driver-Harris Company and
Subsidiaries are included in Item 14(d):

Schedule I  -  Condensed Financial Information of Registrant	Page	43

Schedule II -  Valuation and Qualifying Accounts	Page	47


All other schedules for which provision is made in the applicable accounting regulation of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


Report of Independent Auditors
Board of Directors

Driver-Harris Company

We have audited the accompanying consolidated balance sheets of Driver-Harris
 Company and
subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 2000. Our audits also included the finacial statement schedules listed at Item 14 (a).
 These financial statements and financial statement schedules are the responsibility of the
Company's
management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of certain foreign consolidated subsidiaries which statements reflect total assets constituting 10% in 2000 and 5% in
 1999, and total revenues
constituting 11% in 2000, 9% in 1999 and 19% in 1998 of the related consolidated totals. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for such subsidiaries, is based solely on the reports of other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Driver-Harris Company and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







Dublin, Ireland
March 29, 2001, except for						/s/  ERNST & YOUNG
the fourth paragraph of Note 4,
as to which the date is
April 13, 2001

AUDITORS' REPORT TO THE MEMBERS

of

KINGSTON CABLE DISTRIUBTORS LIMITED


We have audited the accompanying balance sheets of Kingston Cable
Distributors Limited as of
31 December 2000 and 31 December 1999 and the related statements profit and loss for each of the three years in the period ended 31 December 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingston Cable Distributors Limited as of 31 December 2000 and 31
December 1999, and the results of its operations for each of the three years in the period ended 31
December 2000 in conformity with generally accepted accounting principles of the United States.





Date:  12 April, 2001						/s/  James, Stanley & Co.
								Registered Auditors
Chartered Accountants
1,733 Coventry Road
South Yardley
Birmingham
B26 1DT

AUDITORS' REPRT TO THE MEMBERS

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
	Registered Auditors
	Chartered Accountants
	1733 Coventry Road
	South Yardley
	Birmingham
	B26 1DT

Driver-Harris Company and Subsidiaries

Consolidated Balance Sheets

Dollar Amounts in Thousands

								     December 31
Assets	                          		2000     	1999
Current Assets:
	Cash	                           $    428	$      201
	Receivables, less allowances
 of $281	and $459                  	9,657	10,678
	Inventories:
		Materials                          	353   	594
		In process                         	188   	181
		Finished	                         4,032 	2,690
	----------	----------
			                                 4,573 	3,465

	Prepaid expenses	                    468   	375
	----------	----------
Total current assets	              15,126 	14,719


Property, plant and equipment, at cost:
	Land and buildings                	2,952  	3,135
	Machinery and equipment	           3,406  	3,466
	Office equipment	                    462    	293
	----------	----------
		                                 	6,820  	6,894

	Less accumulated depreciation and
		amortization                     	2,895  	2,611
	----------	----------
			                                 3,925  	4,283
	----------	----------
Total assets                     	$19,051 	$19,002
	======	======

See accompanying notes.

Driver-Harris Company and Subsidiaries

Dollar Amounts in Thousands
[/TABLE]

								     December 31
Liabilities and stockholders' equity	2000	1999
Current liabilities:
 [S]                            [C]         [C]
	Short-term borrowing	          $ 6,202	$   4,590
	Current portion of long-term debt	395       	392
	Accounts payable	               5,727     	6,651
	Accrued expenses	               2,297     	1,357
	Loan payable to officer	           58        	-
	Income taxes payable              	23       	72
	----------	----------
Total current liabilities      	14,702   	13,062

Long-term debt	                  1,651    	1,914
Deferred Grants	                   421      	629
Deferred foreign income taxes	     148      	158
Postretirement benefit liabilities	561      	557
Other Liabilities	                  37       	74
	----------	----------
			                             17,520   	16,394

Stockholders' equity:
	Common stock -- par value $0.83 1/3 per share:
		Authorized 3,000,000 shares; issued 1,480,307
		shares at December 31, 2000 and 1,424,928 at
		December 31, 1999 (including 39,595 and 52,595
		treasury shares at December 31, 2000
		and 1999)	                    1,292     	1,235
	Additional paid-in capital	    2,419     	2,333
	Retained earnings	              (125)      	801
	Accumulated other comprehensive
   loss                       	(2,055)   	(1,761)
	----------	----------
			                             1,531     	2,608
Commitments and contingencies
	----------	----------
			                           $19,051   	$19,002
	======	======

[/TABLE]
See accompanying notes.

Driver-Harris Company and Subsidiaries

Consolidated Statements of Operations

Dollar Amounts in Thousands, Except per Share Data

							       Year ended December 31
	                  2000	1999	1998
Revenues:
	Net sales	$37,689	$36,679	$40,389
	Other	         77	    103    	140
	---------	---------	---------
		          37,766 	36,782 	40,529

Costs and expenses:
	Cost of sales	33,709	31,924	35,767
	Selling, general
 and
 administrative	4,446	4,483	5,867
	---------	---------	---------
	               	(389)	375	(1,105)

Interest expense 	647	622	722
Foreign exchange
(gain) loss
 and sundry	     (85)	(145)	167
	---------	---------	---------
(Loss) before
 income taxes 	(951)	(102)	(1,994)

Provision for
income taxes   	(25)  	47    	86
	---------	---------	---------
Net (loss)	$  (926)	$  (149)	$(2,080)
	======	======	======


Basic net (loss) per share	$ (.66)	$(.11)	$(1.55)

Diluted net (loss) per share	$ (.66)	$(.11)	$(1.55)


See accompanying notes.

Driver-Harris Company and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the three years ended December 31, 2000

Dollar Amounts in Thousands


                                      										Accumu.
										                                      Other
					                  		Additional  Retained  Compre-
					            Common  Paid-In     Earnings   hensive
					            Stock   Capital      (Deficit)    Loss          Total
	        -----------	----------	----------	----------	---------
Balance at
January 1, 1998	$ 1,223	$2,228	      $3,030	    $(1,218)	      $5,263

Net loss                          			(2,080)                 		(2,080)
Adjustment from exchange rate changes				           422	          422
Comprehensive Loss			                                        		(1,658)
Directors', Officers' and employees'
	compensation       	4	     35		                                  	39
7,062 shares purchased
 by Officers        	6     	19                                  			25
	------------------------------------------------------------------

Balance at
December 31, 1998	1,233	2,282         	950      	(796)        	3,669

Net loss                           			(149)                   		(149)
Adjustments from exchange rate changes		       		(965)         	(965)
Comprehensive loss			                                       		(1,114)
Directors', Officers' and employees'
	compensation       	1   	27	                                   		28
6,250 shares
purchased by
 Officers           	1   	24                                   			25
          ----------------------------------------------------------------

Balance at
 December 31, 1999	1,235	2,333       	801      	(1,761)       	2,608

Net loss	                          		(926)                     		(926)
Adjustments from exchange rate changes			        	(294)         	(294)
Comprehensive loss			                                         		(1,220)
Directors' and
 Officers'
 compensation       	19    	29                                  			48
13,000 Shares issued
 as fee to Pension
Benefit Guaranty
Corporation         	11    	15                                  			26
32,579 shares
purchased by offices	27    	42                                  			69
	------------------------------------------------------------------
Balance at
December 31, 2000	$ 1,292	$ 2,419	$ (125)  	$ (2,055)        	$ 1,531
	=======================================

See accompanying notes.

Driver-Harris Company and Subsidiaries

Consolidated Statements of Cash Flows

Dollar Amounts in Thousands


	Year ended December 31

                                    	2000	1999	1998
Operating activities
Net (loss) income               	$ (926)	$  (149)	$(2,080)
	Adjustments to reconcile net (loss) income to
		net cash provided by (used in) operating
			activities:
				Depreciation and amortization  	424     	459     	519
				Provision for doubtful accounts	(64)	     28     	272
				Gain on sale of fixed assets    	(6)     	(8)     	14
				Non-cash fee to Pension Benefit
		Guaranty Corporation	               26     	-        	-
				Non-cash compensation	            48    	28	       39
				Receivables	                     363 	(2,074)   	(641)
				Inventories                  	(1,336)    	59   	1,090
				Prepaid expenses               	(132)   	501    	(525)
				Accounts payable and accrued expenses
				  and other liabilities         	537  	1,053     	911
	----------------------------------------------
Net cash provided by (used in)
 operating activities           	(1,066)   	(103)   	(401)

Investing activities
Capital expenditures              	(382)   	(295)   	(272)
Proceeds from sale of fixed assets	   6	      26      	37
	----------------------------------------------
Net cash used in investing activities	(376)	(269)	(235)

Financing activities
Change in short-term debt           	1,907	  356	   329
Proceeds from issuance of
long-term debt	                       103   	180   	118
Reduction of long-term debt         	(434) 	(424)	 (587)
Issuance of capital stock	             69    	25    	25
	----------------------------------------------
Net cash provided by (used in)
financing activities               	1,645   	137  	(115)

Effect of exchange rate
changes on cash	                       24    	74    	265
	----------------------------------------------
Net change in cash	                   227  	(161)  	(486)
Cash at beginning of year	            201   	362    	848
	----------------------------------------------
Cash at end of year                	$ 428	$ 201  	$  362
	===========================
Supplemental disclosure of cash flow information
Cash paid during the year for:
		Interest                           	519	$  514	$  646
		Income taxes	                        25    	60    	73

Supplemental schedule of non-cash investing activities
    Capital lease obligations incurred for machinery
        and equipment	            $    -    	$97 	$221

Certain amounts in prior periods have been reclassified to conform to the current year presentation
See accompanying notes.

Driver-Harris Company and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2000

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

Revenue Recognition

Sales revenues are recognized at the time that persuasive evidence of an arrangement exists, delivery has occurred, the related fee is fixed or determinable and collectibility is probable.



Earnings per Common Share

Basic and diluted earnings per share are calculated in accordance with SFASB 128, "Earnings Per
Share" as follows:

                      	2000	    1999	    1998

	Numerator:
	Net (Loss)	           $ (926)	$   (149)	$(2,080)

	Denominator:
		Basic earnings per share -
			weighted average
 shares	             1,401,675	1,361,020	1,344,204
		Effect of dilutive
   shares -
			stock options          	660   	12,805   	10,539
	------------	------------	-----------
		Diluted earnings per share -
			adjusted weighted average
			shares           	1,402,335*	1,373,825*	1,354,743*

	Basic Earnings (loss) per share	$ (.66)	$ (.11)	$ (1.55)

	Diluted Earnings (loss) per share	$ (.66)	$ (.11)	$ (1.55)

*Adjusted weighted average shares not used since effect on earnings per share would be
antidilutive.

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


Concentration of Credit Risk

The predominant portion of the Company's customers are engaged in the construction, appliance and electrical equipment industries in Ireland and the U.K. The Company grants credit to its customers on open account. Two customers' outstanding balances represent 22% of consolidated receivables at December 31, 2000 compared to 17.8% of consolidated receivables at December
31, 1999. The majority of accounts receivable, including these customers, are insured against loss. These same customers each represented over 10% of consolidated revenues in 2000 (one in
1999) and combined represent 23.2% of consolidated revenues in 2000 and 20.3% in 1999.




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

Foreign Currency Options

To hedge against exposures to changes in foreign currency exchange rates on certain sales commitments and anticipated, but not yet committed sales, the Company occasionally enters into forward foreign currency option contracts. These contracts permit, but do not require, the
Company to sell  specified amounts of foreign currencies
 expected to be received
from its export
sales for pre-established Irish Pound amounts at specified dates. The contracts are denominated in the same foreign currencies in which export sales are expected to be denominated. These contracts are designated and effective as hedges of probable quarterly export sales transactions, which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk. The continued effectiveness of these contracts as hedges is assessed periodically by analyzing the correlation between the actual export sales that occur and the degree of offset which the contracts provide.

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

Impairment of Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This requirement had no effect on the financial statements in 2000, 1999 and 1998.

Comprehensive Income

Financial Accounting Standard 130, "Reporting Comprehensive Income (Loss)" (Statement 130) establishes guidelines for the reporting and display of comprehensive income and its components in financial statements; Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss).


Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities"
(Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges:
hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecast transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Each of the three types of hedges requires accounting treatment and criteria that recognizes offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period.
Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges must be included in earnings in the period of the change. The Company is required to adopt the provisions of this statement in the year 2001 due to a delay in the original implementation date as amended by SFAS No. 137. The Company does not expect this statement to have a material effect on its financial statements.

2.  Foreign Operations

 Net assets which are located outside the United States and are included in the consolidated balance sheets are as follows (in thousands):

                                       	December 31
                                      	__2000   	     1999__
 	Assets
 		Receivables	                        $ 9,657	     $10,678
 		Inventories	                          4,573       	3,465
 		Other current assets	                   868         	559
 		Property, plant and equipment -- net 	3,925       	4,283
 		------------	------------
 			                                  $ 19,023     	$18,985
 		=======	=======


 	     December 31
 	__2000   	     1999__
 	Liabilities
 		Current Liabilities               	$ 14,332    	$12,892
 			Long-term debt	                        219        	709
 			Other long-term liabilities           	548        	629
 			Deferred income taxes	                 148        	158
 			Sundry	                                  -         	74
 	------------	-------------
 				                                   15,247     	14,462
 	------------	-------------
 	Net assets outside the United States	$ 3,776    	$ 4,523
 	=======	========


 Net income (loss) of the Company's foreign subsidiaries included in the accompanying financial statements amounted to approximately $(490) in 2000, $229 in 1999, and $(1,659) in 1998.

 Because the Company plans to continue to finance foreign expansion and operating requirements by reinvesting a substantial portion of the undistributed earnings of its foreign subsidiaries,
United States income taxes have not been provided on such earnings. Unremitted earnings of foreign subsidiaries at December 31, 2000 amounted to approximately $3,194.

3.  Leases

Property, plant and equipment includes the following amounts related to capital leases (in thousands):

									      December 31
							                                  		2000   1999
Machinery and equipment and motor vehicles	$1,260	$ 1,374
Less accumulated amortization                	783    	666
	---------------------------
	                                           $ 477	$   708
	================

Amortization of the assets recorded under capital leases is included in depreciation expense.

The future minimum rental commitments for all operating leases as of December 31, 2000 are as follows (in thousands):

				Year		Obligation
	2001	     $   7
2002	          5
2003	          2
	----------
	         $  14
	======

Total rent expense under operating leases for 2000, 1999, and 1998 was $78, $72 and $179, respectively.


4.	Long-term Debt and Lines of Credit

Long-term debt is as follows (in thousands):

								      December 31
	                                               2000	   	 _1999__
Note payable to Pension Benefit Guaranty Corp.	$ 1,305	$ 1,205
	Other mortgage loans                            	 435	    578
	Capitalized lease obligations	                    306    	523
-----------------------------
		                                               2,046	  2,306

	Less current portion                             	395    	392
	-----------------------------
                                              		$1,651	$ 1,914
	=================

The Company's obligations approximate fair market value.

On April 10, 2000 the Company renegotiated the terms of the note payable to the Pension Benefit
Guaranty Corporation (PBGC) whereby payment of such note was extended from September 30,
2000 to April 16, 2001. In exchange for this extension, the Company agreed to pay a fee by issuing 13,000 of its common shares to the PBGC and agreed that the interest rate on the note would remain at 7% per year compounded quarterly until October 1, 2000 at which time the interest rate increased to 11% per year. Interest is payable at maturity. The PBGC has the right to convert the entire unpaid principal and accrued interest into common stock of the Company at the price of $7.875 per share, until maturity. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC. The PBGC note was included in long term debt in the Company's consolidated balance sheet in 1999.

On April 13, 2001 the Company re-negotiated the terms of the note due to the PBGC on April 16,
2001, whereby all payments of such note were deferred for two years. The note will be payable in ten equal annual payments beginning April 16, 2003 and ending April 16, 2012.
  In exchange for
this extension, the PBGC was granted a last security position, on the fixed assets of the
Company's Irish subsidiary, behind all existing secured lenders to the Irish company. This security interest will not impede the operation of the subsidiary or its ability to re-finance its assets, but would come into effect only in the event of a sale of any asset. In addition, it was agreed that on April 16, 2001 the interest rate on the note would be reduced from 11% per year to 9% per year if accrued and 7% if paid in cash. The interest rate for accrued interest will increase to 10% after April 16, 2003. The PBGC has the right to convert unpaid principal and accrued interest into common stock of the Company at a price of $4.50 per share or the market price, whichever is higher, until April 16, 2003. Any such conversion may be made at a rate of no greater than 10,000 shares per month. The PBGC may hold no more than 38,000 shares of stock of the company at any time where such shares are obtained as a result of the terms of this note. In addition, the PBGC may sell no more than 6,300 shares per month or 20% of the number of shares traded on the AMEX in the prior month, whichever is higher. To the extent that the company must register additional shares to comply with the terms of this note, it has agreed to do so. As a result of this re-negotiation, the PBGC note is included in long -term debt in the
Company's consolidated balance sheet.

The Other mortgage loans, which are the liability of a subsidiary and are denominated primarily in Irish Pounds, bear interest at 8% and NIL respectively per year, and are due in monthly installments through 2002 and in three annual installments in each of 2005, 2006 and 2007 respectively. These loans and the Irish subsidiary's $5,923,000 general credit line are jointly collateralized by all of its assets with a book value of $18,315,000 at December 31, 2000. Under the terms of the loans, there are certain restrictions that limit the payment of dividends and management fees by the subsidiary to the Company.

Maturities of long-term debt at December 31, 2000 are as follows
(in thousands):

	      Capitalized
	      Leases     	Other
	2001	    $192      	$ 226
	2002	     116         	82
	2003	      20          	-
	2004	      11          	-
	2005	       -         	43
	Thereafter	 -         	84
	---------------------------
		        $339      	$ 435
	Less:
 Interest  	33
	--------
		        $306
	=====

At December 31, 2000, the Company and its subsidiaries had available short-term lines of credit in the aggregate amount of approximately $6,670,000 (which includes the $5,923,000 general credit line) of which $6,202,000 was in use and is recorded as short-term borrowings on the balance sheet. The available lines of credit were increased by approximately $2,200,000 on
January 3, 2001.

The weighted average interest rate on the short-term borrowings of the Company and its subsidiaries was 8.5%, 7.5% and 9.3% at December 31, 2000, 1999 and 1998, respectively.

5.  Postretirement Benefits - Pensions and Health Care

Savings Plan

The parent company has a 401k profit sharing plan for eligible employees in the U.S. Each year the Company contributes 5% of each participant's annual compensation and matches participant's contributions up to an additional 5%. U.S. pension expense for the years 2000, 1999 and 1998 was $6,780, $21,500 and $20,885, respectively.

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

The following tables provide a reconciliation of the changes in the pension plans' benefit obligations and fair value of assets over the two year period ending December 31, 2000 and a statement of the funded status as of December 31 of both years
(in thousands).  Certain amounts
in the prior year have been reclassified to conform to the current year presentation:

		                                  				    Pension Benefits
                                            	December 31
	                                             2000    	1999
	Reconciliation of benefit obligation
		Obligation at January 1                   	$ 1,588	$ 1,598
			Service cost                                 	128    	156
			Interest cost	                                108     116

			Actuarial (gain) loss                         	18    	(45)
			Amendments	                                   (88)     	-
			Benefit payments	                            (294)    	(3)
			Foreign currency exchange rate changes      	(123)  	(234)
	---------------------------
		Obligation at December 31                   	1,337   	1,588

	Reconciliation of fair value of plan assets
		Fair value of plan assets at January 1	      1,755   	1,628
			Actual return on plan assets	                 150     	192
			Employer contributions                       	183     	154
			Participant contributions                     	39      	35
			Benefit payments	                            (294)     	(3)
			Foreign currency exchange rate changes	      (112)   	(251)
	----------------------------
		Fair value of plan assets invested in pooled separate
			account of an insurance company at         	1,721   	1,755
			December 31

Reconciliation of Funded status
		Funded status at December 31	                 384      	167
		Unrecognized actuarial (gain) loss          	(156)     	(76)
		Unrecognized prior service cost	             (181)     	(91)
	---------------------------
		Prepaid (accrued) benefit cost                	47        	0
	================

		Prepaid benefit cost                         	100       	76

		Accrued benefit liability                    	(53)     	(76)
	---------------------------
			Net asset (liability) recognized             	47        	0
	================

Net pension expense for the Company's defined benefit pension plans for 2000, 1999 and 1998 included the following components (in thousands):

                                                      	December 31
	                                                   2000	1999	1998
Service cost for benefits earned during the year	$ 128	$  156	$   181
Interest cost on projected benefit obligation     	108   	116    	143
Actual return on plan assets	                     (150) 	(192)  	(144)
Net amortization and other	                        105   	152     	84
	--------------------------------------------
                                                  	191   	232    	264
Less employee contributions                        	39    	35     	41
	--------------------------------------------
Net pension expense	                             $ 152	 $  197	$   223
	==========================

The assumptions used in computing the preceding information at December 31, 2000, 1999 and
1998 are: an assumed discount rate of 8%, an assumed rate of compensation increase of 6% and an expected rate of return on plan assets of 8%.

The Company's Irish subsidiary commenced to operate a defined contribution plan in 2000. The amount charged to expense for this plan was $11,000 in 2000 and NIL in 1999 and 1998.

The Company also has a supplemental pension plan which provides benefits to the estate of the former Chairman. The net liability for such benefits at December 31, 2000 was approximately
$411,000 and is reflected in the balance sheet in postretirement benefit liabilities.

Health Care and Life Insurance

Effective June 30, 1998, the Company terminated its postretirement health care and life insurance benefits program for U.S. employees.

Accumulated postretirement benefits aggregating $261,000, of which $150,000 was accrued through June 30, were eliminated. Postretirement benefit costs charged to expense for the six months ended June 30, 1998 amounted to $10,500.

The Company will use the accrued amount of $150,000 to pay supplemental medical insurance premiums to U.S. employees and surviving spouses who had 15 years or more service at June 30,
1998 when they reach the age of 65 until this accrued amount is exhausted.

6.  Income Taxes

Income tax expense is composed of the following (in thousands):

                                	2000	1999	1998
	Foreign:
		Current                      	$ (25)	$ 47	$ 49
		Deferred	                         -    	-  	37
	--------------------------------------------
			                             $ (25)	$  47	$ 86
	==========================

Pre-tax (loss) income attributable to domestic and foreign operations is as follows (in thousands):

                                	2000	1999	1998

		United States          	$ (436)	$ (378)	$   (421)
		Foreign                  	(515)   	276   	(1,573)
	--------------------------------------------
			                       $ (951)	$ (102)	$(1,994)
	==========================

Following is a reconciliation of income tax expense (credit) to the amount based on the U.S.
statutory rate of 34% (2000, 1999 and 1998) (in thousands):

                                             	2000	1999	1998


Income taxes based on U.S. statutory rate	$ (323)	$ (35)	$  (678)

	Increase of valuation allowance            	148     	7	     148
	Taxes of foreign subsidiaries at rates     	150    	75     	616
		different than U.S. statutory rate
			---------------------------------------------
			                                       $ (25)	$  47     	$ 86
			===========================


The components of deferred tax assets and liabilities at December 31, 2000 and 1999, were as follows (in thousands):

                                          	2000	            1999
		                                 Assets	Liabilities	Assets	Liabilities
	Depreciation		                               $204              		$ 211
	Accrued expenses	                  $12	               	$ 146
	Tax loss carry forwards         	1,550               		2,542
	Tax credits	                         -	                  	27
	Sundry	                             44                  		53
	-----------------------------	----------------------------
		                                1,606      	204     	 2,768	       211

	Valuation allowance	             1,550               		2,715
	-----------------------------	----------------------------
	Total	                             $56     	$204   	$     53	   $   211
	=================	=================

At December 31, 2000, the Company had approximately $3,620,000 of loss carry forwards available to offset future U.S. taxable income and approximately $1,065,000 to offset U.K.
taxable income. Such U.S. carry forwards expire between 2001 and 2020 and the U.K. carry forwards are indefinite. A valuation allowance of $1,550,000 and $2,715,000 has been provided at December 31, 2000 and 1999, respectively. These valuation allowances were established since it is more likely than not that the deferred tax assets, primarily the net operating loss carry forwards, will not be realized.

7.  Employee Stock Options

The 1983 Driver-Harris Employee Incentive Stock Option Plan which expired in 1993 provided for the grant of stock options at 100% of market value on date of grant which are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code. Under this plan, 30,000 and 38,750 shares of stock were reserved for issuance at December 31, 2000 and
1999 respectively.

In May 1999 the Company adopted the 1999 Driver-Harris Incentive Stock Option Plan for
Directors, Officers and key employees. Two hundred thousand shares of stock are reserved for issuance under the plan. During 2000 officers and employees were granted 35,000 options to acquire shares of common stock at an option price of $2.125 per share and 3,500 options to acquire shares of common stock at an option price of $1.375 per share which represented the fair value of the Company's common stock on date of grant. During 1999 non-employee directors were granted 4,500 options at an option price of $3.937 per share and officers and employees were granted 12,500 options at an option price of $3.937 per share and 2,500 options at an option price of $3.50 per share. All of these option prices represented the fair value of the Company's common stock on date of grant. To date, no options have been exercised under this plan. Options for non-employee Directors vest over three years and options for Officers and employees vest over five years. The following table summarizes the Company's stock option activity and related information:

                                   Number
	                                of Shares   	Price Per Share
	Outstanding January 1, 1998 and	     45,000     	$4.00
	  December 31, 1998
	Granted	                             20,500     	$3.86
	Exercised	                           (6,250)    	$4.00
	-----------
	Outstanding December 31, 1999     	  59,250     	$3.95

	Granted                             	37,500	     $2.08
	Expired                             	(8,750)    	$4.00
	-----------
	Outstanding December 31, 2000       	88,000     	$3.15
	======
		Weighted-
		Average
	Options	Exercise
Date	Exercisable	Price

December 31, 2000	                    34,700	     $3.98
December 31, 1999	                    38,750     	$4.00
December 31, 1998	                    45,000     	$4.00

On March 22, 1999, the Compensation Committee of the Board of Directors re-priced outstanding options at December 31, 1998 to purchase 45,000 shares of common stock having exercise prices ranging from $7.50 and $8.50 to $4.00 per share. The new exercise price reflects the closing price of common stock on that date. The re-priced options are included at the re-priced exercise price on the original date of grant in the tables above.


An analysis of options outstanding at December 31, 2000 is as follows:

	Exercise Price      	Number of    	Weighted         	Options
		                     options  	average remaining  	currently
		                 outstanding	  contractual life	  exercisable
		                                   	(in years)

	$1.375               	2,500	          9.9              	-
	$2.125	              35,000          	9.6              	-
	$3.50                	3,500          	8.9            	700
	$3.937	              17,000          	8.6           	4,000
	$4.00               	30,000          	0.8           	30,000

FASB 123 requires pro forma information regarding net income and earnings per share as if the
Company has accounted for its employee stock options under the fair value method of FASB 123.
The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumption for 2000 and 1999 respectively:
weighted average risk free interest rate at 4.6% and 5.9%; expected volatility of .696 and .721;
weighted average expected option life of five years and an expected dividend yield of 0.0% for both years.

For purposes of pro format disclosures, the estimated fair value of the equity awards is amortized to expense over the option vesting period. The Company's pro forma information is as follows for the year ended December 31, 2000 and 1999:

	                                            	2000  	    1999
	Pro forma net loss	                         $(939,000)	$(154,000)
	Pro forma basic and diluted loss per share	  $(0.67)	  $(0.11)

These amounts may not necessarily be indicative of the proforma effect of FASB No. 123 for future period in which option may be granted.

The weighted-average fair value of options granted during 2000 and 1999 respectively for options whose exercise price equals the market price of the common stock on the date of grant was $1.27 and $2.35.

During 2000, 1999 and 1998, the Company issued 22,800, 13,250 and 5,350 shares of stock
respectively to non-executive Directors, officers and employees as compensation and bonus.
Total compensation expense recorded in conjunction with the issuance of these shares was
$48,000 in 2000, $28,000 in 1999 and $39,000 in 1998.

8.  Industry Segments and Geographic Areas

The Company classifies its revenues based upon the location of the facility and its function. (i.e.
manufacture or purchase for resale-distribution). Such revenues are regularly reviewed by the
Directors and management and decisions are made on such a basis.

The operating expenses and resultant net profit (loss) and the assets are similarly reviewed and decisions made based upon whether they relate to manufacturing or purchase for resale (i.e.
distribution).

		Reportable Segments
	--------------------------------------------------
                  	    Parent	        Manufacturing 	Distribution
	                     Co.(U.S.)      	(Ireland)	       (U.K.)    	Total
Year ended December 31, 2000
Revenues
	External revenues                   		$ 33,662     	$ 4,027	   $ 37,689
 	Inter-segment revenues		                1,404                  		1,404
	Other revenues          	$1                	60          	16         	77
 	Elimination of inter
		-segment revenue		                     (1,404)                		(1,404)
	------------------------------------------------------------------
Consolidated revenues	$    1          	$ 33,722     	$ 4,043     $37,766

Net Profit/(Loss)    	$ (339)           	$ (562)      	$ (25)    	$ (926)

Assets
	Total assets	          1,480	            18,674       	2,300     	22,454
	Elimination of
    investment          	(623)                              		     	(623)
	Elimination of inter-company
		receivables	           (829)           	(1,320)       	(39)    	(2,188)
	Elimination of inter-company
		inventory	                               	(592)                 		(592)
	-------------------------------------------------------------------
Total Assets	              28            	16,762      	2,261      	19,051

Other Significant items
	Depreciation expense	                    	$ 434      	$ 29        	$ 463
	Interest expense      	$ 102             	$ 498      	$ 47        	$ 647
	Expenditures for assets	                 	$ 368      	$ 14        	$ 382

Year ended December 31, 1999:
Revenues
	External revenues		                    $ 33,222   	$ 3,457     	$ 36,679
	Inter-segment revenues	                  	1,127                   	1,127
	Other revenues	     $     14                	89                    		103
	Elimination of inter-segment
		revenue		                               (1,127)               	 	(1,127)
	------------------------------------------------------------------
Consolidated revenues	$     14	         $ 33,311   	$ 3,457     	$ 36,782

Net Profit/(Loss)	      $(315)	         $     182  	$   (16)   	$   (149)

Assets
	Total assets         	$1,469            	$18,385   	$1,170	     $21,024
	Elimination of
		investment            	(623)                                  		 	(623)
	Elimination of inter-
		company receivables	   (829)             	(215)    	(133)     	(1,177)
	Elimination of inter-
		company inventories	                      	(222)               		(222)
	-------------------------------------------------------------
Total Assets	          $   17           	$ 17,948 	$ 1,037	      $19,002

Other Significant Items
	Depreciation expenses                     		$466     	$39         	$505
	Interest expense       	$82                	$484     	$56         	$622
	Expenditures for assets		                   $295                 		$295

		Reportable Segments
	--------------------------------------------------
	Parent	Manufacturing	Distribution
	Co. (U.S.)	(Ireland)	(U.K.)	Total

Year ended December 31, 1998:
Revenues
	External revenues		                      $32,837 	$7,552      	$40,389
	Inter-segment revenues		                   3,379    	143	        3,522
	Other revenues	    $    50                   	90	                 	140
	Elimination of inter-
		segment revenue	                        	(3,379) 	(143)	       (3,522)
	------------------------------------------------------------------
Consolidated revenues	$    50             	$32,927	$7,552       	$40,529

Net Profit/(Loss)     	$(303)	           $     106	$(1,883)     	$(2,080)

Assets
	Total assets        	$1,694             	$20,423 	$4,104       	$26,221
	Elimination of
		investment	           (623)                                   		 	(623)
	Elimination of inter-
		company receivables	  (829)            	(3,289)  	(733)        	(4,851)
	Elimination of inter-
		company inventories	                     	(100)   	(83)          	(183)
	-------------------------------------------------------------
Total Assets	        $   242	            $17,034	  $3,288        	$20,564

Other Significant Items
	Depreciation expenses	   $1               	$485     	$65            	$551
	Interest expenses	      $77               	$569     	$76            	$722
	Expenditures for assets		                  $231     	$41            	$272

9.  Financial Instruments

Off Balance Sheet Risk

The Company enters into forward exchange contracts to hedge certain firm sales commitments denominated in foreign currencies and to hedge certain anticipated but not yet committed sales expected to be denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. There were no contracts outstanding at either December 31, 2000 or
1999.

There were no gross deferred realized gains or losses from hedging firm sales commitments and anticipated but not yet committed sales transactions at December 31, 2000 and 1999. Gross deferred realized gains and losses from hedging firm sales commitments and anticipated but not yet committed sales transactions were a net $5,000 loss at December 31, 1998


10. Commitments and Contingencies

In February 2000, a landlord of the Harrison facility brought suit against Driver-Harris claiming the Company was guarantor of a Harrison lease and therefore liable for unpaid back rents. The
Company believes the complaint is without merit and intends to aggressively defend the claim.
Presently, the Company is in the process of a court ordered mediation on this issue.

11. Quarterly Results of Operations (unaudited)

The following table sets forth certain unaudited statement of operations results by quarter and 2000 and 1999.

                                          Quarters Ended
      Mar.31 June 30 Sept.30 Dec.31    Mar.31    June 30  Sept.30    Dec.31
      1999    1999    1999    1999       2000     2000     2000       2000
              (Dollars in thousands, except per share amount)
 Net Sales
  $10,119   $8,277   $8,981    $9,302    $11,081   $10,107   $7,902   $8,599

Gross Profit
   1,584        981   1,205     1,088      1,268     1,277      680      832

Net Income (Loss)
    108       (241)      50      (66)       (90)     (80)     (323)    (433)

Basic Net Income (Loss)
Per Share
   .08       (.18)      .04     (.05)      (.07)    (.05)    (.24)     (.30)

Diluted Net Income
(Loss) Per Share
	 .08       (.18)       .04     (.05)      (.07)    (.05)    (.24)     (.30)

Driver-Harris Company and Subsidiaries
Schedule I - Condensed Financial Information of Registrant
Condensed Balance Sheets
Dollar Amounts in Thousands

                                     	   December 31
	                                       2000    	1999
	Assets
	Current assets:
		Cash	                                $     10	$      11
		Accounts receivable from subsidiaries    	829      	829
	-----------	-----------
	Total current assets	                      839      	840

	Investment in subsidiaries	              2,910    	3,694
	Other assets	                               18        	6
	-----------	-----------
	Total assets	                          $ 3,767  	$ 4,540
	=======	=======

	Liabilities
	Current liabilities:
		Accounts payable	                    $     39  	$     37
		Accrued expenses                         	273       	133
		Loan payable to officer	                   58         	-
	-----------	-----------
	Total current liabilities	                 370       	170

	Long-term debt	                          1,305      1,205
	Postretirement benefit liabilities       	 561       	557
	-----------	-----------
	Total liabilities	                       2,236     	1,932

	Stockholders' equity
		Common stock                           	1,292     	1,235
		Additional paid-in capital	             2,419     	2,333
		Retained earnings(Accumulated deficit)	  (125)      	801
		Accumulated other comprehensive loss	  (2,055)   	(1,761)
	-----------	-----------
	Total Stockholders' equity	              1,531     	2,608

	Commitments (note 1)
	-----------	-----------
                                      		$ 3,767   	$ 4,540
	=======	=======

Driver-Harris Company and Subsidiaries
Schedule I - Condensed Financial Information of Registrant
Condensed Statements of Operations
Dollar Amounts in Thousands

	                                      Years Ended December 31
	                                             2000	1999  	1998

Fees from subsidiaries	                 $ 294	   $ 220  	$  220
	Other income                              	1	      14	      50
	---------------------------------------------
		                                        295     	234     	270

	Selling, general and administrative
      expenses                           	629     	530   	  614
	Interest and financing expenses	         102      	82	      77
	---------------------------------------------
	Loss before equity in net income, (loss)
	of subsidiaries	                       (436)   	(378)   	(421)

	Equity in net (loss) income of
      subsidiaries                     	(490)    	229   	(1,659)
	---------------------------------------------
	Net loss	                            $ (926) 	$ (149) 	$(2,080)
	===========================



Driver-Harris Company and Subsidiaries
Schedule I - Condensed Financial Information of Registrant
Condensed Statements of Cash Flow
Dollar Amounts in Thousands

	                                         Years Ended December 31
	                                                 2000  	1999	1998
	Operating activities
	Net loss	                                $   (926)	$   (149)	$ (2,080)
	Adjustments to reconcile net (loss) income to
		net cash provided by (used  in) operating activities:
		Undistributed net (income) loss of
			subsidiaries                               	490     	(229)   	1,659
		Non-cash compensation and fees	               74       	28       	39
		Increase (reduction) in retirement
			benefit liability	                            4      	(16)     	(1)
		Accounts payable and accrued expenses       	142      	 35     	(22)
		Sundry                                      	(12)      	18      	(9)
	---------------------------------------------
	Net cash (used in) operating
		activities	                                 (228)    	(313)   	(414)

	Financing activities
	Increase in debt	                             100        	81	     75
	Issuance of capital stock                     	69        	25     	25
	Loan from Officer	                             58         	-      	-
	---------------------------------------------
	Net cash provided by financing activities	    227       	106    	100
	---------------------------------------------
	Net change in cash	                           (1)      	(207)  	(314)
	Cash at beginning of year	                    11	        218	    532
	---------------------------------------------
	Cash at end of year	                     $    10	      $   11 	$  218
	===========================
	Supplemental disclosure of cash flow information
	Cash paid during the year for:
		Interest                               	$    1       	$    1 	$    1
	===========================

Driver-Harris Company and Subsidiaries
Schedule I - Condensed Financial Information of Registrant
Notes to Condensed Financial Statements


1.  Basis of Presentation

In the parent company only (Driver-Harris Company - U.S. Corporate Holding Company) financial statements, the Company's investment in subsidiary (Irish Driver-Harris Co. Ltd.) is stated at cost plus equity in undistributed earnings since the date of acquisition. The Driver-
Harris Company - U.S. Corporate Holding Company financial statements should be read in conjunction with the Company's consolidated financial statements.


Driver-Harris Company and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Dollar Amounts in Thousands

    Col. A           	Col. B           Col. C       	Col. D    	Col. E

                                    	Additions (1)
                   	Balance at       	Charged to	             	Balance
	                   Beginning        	Costs and   	Deductions  	at End
Description	        of Period	         Expenses	    Describe  	of Period

Year ended December 31, 2000:
    Deduction from
      related asset:
       Tax valuation
         allowance	$ 2,715	           $ 148(2)	        $(1,313)(2)  $ 1,550
       Allowances for
         doubtful trade
         accounts	     459	             (64)	            (114)(1)     	281
	==========================================

Year ended December 31, 1999:
   Deduction from
     related asset:
        Tax valuation
          allowance	$ 2,708       	$      7(2)                   		$ 2,715
        Allowances for
          doubtful trade
          accounts     	601             	28        	  $ (170)(1)      	459
	==========================================

Year ended December 31, 1998:
   Deduction from
     related asset:
        Tax valuation
          allowance	$ 2,560        	$   148(2)	                   	$ 2,708
        Allowances for
          doubtful trade
          accounts	     406         	$   272       	$   (77)(1)       	601
	==========================================

(1) Accounts charged off during the year and adjustments due to currency fluctuations.
(2) The change in valuation allowance is principally due to the change in deferred tax assets and the deductions represent the elimination of the allowance for losses which have expired unused.