Form 10-Q
period 2001-03-31
DRIVER HARRIS CO
filed 2001-05-18
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                     Form 10-Q



         [ X ]  Quarterly report pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2001


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
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

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

Common Stock, $0.83 1/3 par value -- 1,474,346 shares as of May 1, 2001.



                        DRIVER-HARRIS COMPANY
                                     I N D E X

PART I FINANCIAL INFORMATION                                PAGE

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
        March 31, 2001 and December 31, 2000                        3

     Condensed Consolidated Statements of
       Income - Three Months ended March 31,
        2001 and March 31, 2000                                               4

     Condensed Consolidated Statements of Cash Flows -
        Three Months ended March 31, 2001 and
              March 31, 2000                                                         5

     Notes to Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
         Exhibit 27 - Financial Data Schedule
(b) Reports on Form 8-K
         None filed in quarter

SIGNATURES                                                                       9

                DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Amounts in thousands)
                                                                             March 31,      December 31,
                                                                                2001                 2000
                                                                             -----------          ------------
ASSETS                                                             (Unaudited)
Current assets:
Cash                                                                      $   402              $    428
Accounts receivable - net                                     10,241              9,657
Inventories:
     Materials                                                          316                   353
     Work in process                                               216                  188
     Finished products                                             3,972               4,032
                                                                              -------               -------
                                                                              4,504                4,573

Prepaid expenses                                                   274                   468
                                                                              -------               --------
Total current assets                                               15,421              15,126

Property, plant & equipment - net                        3,564                3,925
                                                                              --------              --------
                                                                              $ 18,985           $ 19,051
                                                                              ======           ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                                     $  7,784           $  6,202
     Current portion of long-term debt                    160                  395
     Accounts payable                                             5,294               5,727
     Accrued expenses                                             2,045               2,297
     Loan payable to officer                                     48                    58
     Income taxes payable                                        -                      23
                                                                               --------             ---------
Total current liabilities                                           15,331            14,702

Long-term debt                                                       1,584              1,651
Deferred Grants                                                      383                  421
Deferred foreign income taxes                               138                  148
Postretirement benefit liabilities                            549                  561
Sundry liabilities                                                    -                      37

Stockholders' equity:
     Common stock                                                  1,320               1,292
     Additional paid-in capital                                 2,425               2,419
     Retained earnings                                             (428)               (125)
     Accumulated other comprehensive loss           (2,317)            (2,055)
                                                                               ---------           ---------
Stockholders' equity                                               1,000              1,531
                                                                               ---------           --------
                                                                               $ 18,985         $ 19,051
                                                                              =======         ======

See accompanying notes.


                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (Dollar amounts in thousands, except per share data)
                                                                          THREE MONTHS ENDED
                                                                                          March 31
                                                                                   2001              2000
                                                                                   ------              ------
Net sales                                                                  $ 8,688            $11,081
Other revenues                                                         20                    20
                                                                                 ----------           ---------
Total Revenues                                                        8,708               11,101

Cost of sales                                                             7,801                9,833
                                                                                 ---------             --------
Gross Profit                                                              907                   1,268

Selling, general and administrative
   expenses                                                                999                  1,171
                                                                                 -------               -------
                                                                                 (92)                  97
Other charges:
Interest                                                                     222                  158
Foreign exchange loss                                             26                     29
                                                                                 ------                -------
Loss before income taxes                                        (340)                (90)

Income taxes                                                            (37)                   -
                                                                                 --------             --------
Net Loss                                                                   $  (303)            $    (90)
                                                                                 =====            =====


BASIC NET (LOSS) INCOME PER SHARE        $ (.21)            $ (.07)

DILUTED NET (LOSS) INCOME PER SHARE  $ (.21)            $ (.07)*


Basic earnings per share - weighted
   average shares                                                      1,468,740        1,372,333

Diluted earnings per share - adjusted
   weighted average shares                                      1,468,740        1,391,501

	* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.
See accompanying notes.




                      DRIVER-HARRIS COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (Amounts in thousands)
                                                                                        THREE MONTHS ENDED
                                                                                                        March 31
                                                                                                   --------------------
                                                                                                  2001             2000
                                                                                                  ------              ------
OPERATING ACTIVITIES
   Net income (loss)                                                                 $  (303)        $   (90)
     Adjustments to reconcile net income
       to net cash provided:
          Depreciation and amortization                                       94               115
    Receivables                                                                          (1,277)        (1,482)
          Inventories                                                                     (235)           (167)
          Prepaid expenses                                                            155             (156)
          Accounts payable and accrued expenses                        (215)          2,050
          Sundry                                                                             24              (31)
                                                                                                  ---------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES     (1,757)       239

INVESTING ACTIVITIES
         Capital expenditures                                                         (6)             (81)
         Sundry                                                                               -                5
                                                                                                   -------         -------
NET CASH USED IN INVESTING ACTIVITIES                  (6)              (76)

FINANCING ACTIVITIES
         Change in short-term debt                                                1,859         (65)
          Issuance of long-term debt                                              35              21
          Reduction of long-term debt                                           (82)            (40)
          Sundry                                                                             (10)            (10)
                                                                                                  -------          --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                                           1,802           (94)

Effect of exchange rate changes on cash                                  (65)             (89)
                                                                                                  --------         -------
Net change in cash                                                                    (26)             (20)
Cash at beginning of year                                                         428              201
                                                                                                  -------          -------

     CASH AT END OF PERIOD                                             $   402         $   181
                                                                                                  ======      =====

See accompanying notes.



NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. These financial statements include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim period.

2 - Investments in Related Company and Other Subsidiaries
The Company owns Irish Driver-Harris Co. Ltd. ("IDH"), located in
Ireland and the U.K.

3 - Comprehensive Income
The components of comprehensive income as presented under Financial Accounting Standard 130, "Reporting Comprehensive Income", for the three month periods ended March 31, 2001 and 2000 are as follows:

                                                                                           2001            2000
          Net income (loss)                                                    $ (303)        $ (90)
          Foreign currency translation adjustment                 (262)           (329)
                                                                                          --------         -------
          Comprehensive loss                                                $(565)         $(419)
                                                                                          =====         =====

4 - Industry Segments and Geographic Areas
The Company classifies its revenues based upon the location of the facility and its function. (ie. manufacture or purchase for resale-distribution). Such revenues are regularly reviewed by the Directors and management and decisions are made on such basis.

The operating expenses and resultant net profit (loss) and the assets are similarly reviewed and decisions made based upon whether they relate to manufacturing or purchase for resale (i.e. distribution).

5 - Subsequent Event
On April 13, 2001 the Company re-negotiated the terms of the note due to the Pension Benefit Guarantee Corporation (PBGC) on April 16, 2001, whereby all payments of such note were deferred for two years. The note will be payable in ten equal annual payments beginning April 16, 2003 and ending April 16, 2012. In exchange for this extension, the PBGC was granted a last security position on the fixed assets of the Company's Irish subsidiary, behind all exiting secured lenders to the Irish Company. This security interest will not impede the operation of the subsidiary or its ability to re-finance its assets, but would come into effect only in the event of a sale of the assets. In addition, it was agreed that on April 16, 2001 the interest rate on the note would be reduced from 11% per year to 9% per year if accrued and 7% if paid in cash. The interest rate for accrued interest will increase to 10% after April 16, 2003. The PBGC has the right to convert unpaid principal and accrued interest into common stock of the Company at a price of $4.50 per share or the market price, whichever is higher, until April 16, 2003. Any such conversion may be made at a rate of not greater than 10,000 shares per month. The PBGC may hold no more than 38,000 shares of stock of the company at any time where such shares are obtained as a result of the terms of this note. In addition, the PBGC may sell no more than 6,300 shares per month or 20% of the number of shares traded on the AMEX in the prior month, whichever is higher. To the extent that the company must register additional shares to comply with the terms of this note, it has agreed to do so. As a result of this re-negotiation, the PBGC note is included in long-term debt in the Company's consolidated balance sheet.

                                                                           Reporting Segments
                                                  Parent Co.       Manufacturing      Distribution       Total
                                                     (U.S.)               (Ireland)                 (U.K.)

Three months ended March 31, 2001:
Revenues
   External revenues                                              $ 7,715            $ 973               $8,688
   Inter-segment revenues                                      284                                          284
   Other revenues                         $   9                   11                                            20
   Elimination of inter-
     segment revenues                                             (284)                                        (284)
Consolidated revenues                 9                       7,726               973                   8,708

Net Loss                                       (22)                  (246)                (35)                 (303)

Assets
   Total assets                                1,492                18,768             2,136              22,396
   Elimination of investment         (623)                                                               (623)
   Elimination of inter-
     company receivables               (829)                 (1,397)                                  (2,226)
   Elimination of inter-
     company inventory                                            (562)                                    (562)
                                                     -------                 ---------            --------            ---------
Total assets                                   40                      16,809             2,136             18,985

Other Significant Items
   Depreciation expense                                          97                    6                    103
   Interest expense                         36                      172                  14                  222
   Expenditures for assets                                        6                                            6

Three months ended March 31, 2000:
Revenues
   External revenues                                                $ 9,835            $ 1,246          $11,081
   Inter-segment revenues             $    89                 418                                        507
   Other revenues                                                     20                                          20
   Elimination of inter-
     segment revenues                    (89)                   (418)                                      (507)
Consolidated revenues                                            9,855               1,246             11,101

Net Loss                                       (53)                    (201)              (8)                   (90)

Assets
   Total assets                                1,468                  18,321             1,820             22,172
   Elimination of investment         (623)                                                                (623)
   Elimination of inter-
     company receivables               (829)                   (2,30)              (19)               (1,078)
   Elimination of inter-
     company inventory                                                                     (88)               (88)
                                                     -------                  --------              --------           --------
Total assets                                   16                       18,090             1,713             19,820

Other Significant Items
   Depreciation expense                                           105                  10                   115
   Interest expense                         21                       117                  20                   158
   Expenditures for assets                                         81                                           81

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition
The ratio of current assets to current liabilities was 1.01 at March 31, 2001 compared to 1.03 at December 31, 2000.

At March 31, 2001, the Company's subsidiaries had approximately
$8.2 million in available short-term bank credit lines of which $7.9 million was in use.

The Company believes it has adequate cash flow from operations to meet its ongoing operating obligations including debt repayments and capital commitments. On April 13, 2001 the Company re-negotiated the terms of the note due to the PBGC whereby all payments of such note were deferred for two years. The note will be payable in ten equal annual payments beginning April 16, 2003 and ending April 16, 2012.
As a result of the re-negotiation, the PBGC note is included in long-term debt in the Company's consolidated balance sheet. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

Market Risks

Foreign Currency Fluctuations
With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. Dollar, Irish Pound and the British Pound Sterling. The Company is periodically involved in hedging currency between the Irish Pound and the British Pound Sterling through the use of futures contracts that are relatively short-term in nature. The Company historically has experienced minimal gains and losses on such foreign currency hedging.

Debt Instruments

The Company's long term debt of $1,744,000, including the current portion, is primarily fixed rate debt of which $1,340,000 is U.S. denominated with the remaining balance primarily denominated in Irish Pounds. The Company's remaining debt of $7,784,000 is solely comprised of variable rate, short-term facilities denominated primarily in Irish Pounds to cover banking overdraft that does not subject the Company to significant interest rate risk. The Company does not believe any reasonable interest rate change in the ensuing year would have a material impact on the Company's Statement of Operations.

Results of Operations
Net sales to customers decreased by 21.6% during the first quarter of 2001 compared to the first quarter of 2000. Manufacturing revenue decreased by 21.5% while distribution sales decreased by 22.4%. Units shipped in manufacturing decreased by 19.0%. The gross profit percentage decreased to 10.2% in 2001 compared to 11.3% in 2000. This is primarily attributable to reduced selling prices. Selling, general and administrative expenses increased to 11.5% of net sales from 10.6% in the preceding year because sales decreased without a corresponding decrease in administrative costs.

The Company had a foreign exchange loss of $26,000 for the three months ended March 31, 2001 compared to a loss of $29,000 for the three months ended March 31, 2000. These losses were primarily due to the effect of the translation of Sterling denominated receivables and payables into Irish Pounds.

The Company has tax loss carryforwards of approximately $3,620,000 available to offset future U.S. taxable income, which expire between 2001 and 2020.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DRIVER-HARRIS COMPANY



Date: May 18, 2001                       By:    Frank L. Driver
      -----------------------                  ---------------------------
                                                       Chief Financial Officer