Form 10-Q
period 2001-06-30
DRIVER HARRIS CO
filed 2001-08-15
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                     Form 10-Q



         [ X ]  Quarterly report pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2001


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

Common Stock, $0.83 1/3 par value -- 1,474,346 shares as of August 15, 2001.




                        DRIVER-HARRIS COMPANY
                              I N D E X

PART I FINANCIAL INFORMATION                                                                PAGE

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheets
        June 30, 2001 and December 31, 2000                                                 3

     Unaudited Condensed Consolidated Statements of
        Loss - Three and six Months ended June 30,
        2001 and June 30, 2000                                                              4

     Unaudited Condensed Consolidated Statements of Cash Flows -
        Six Months ended June 30, 2001 and
        June 30, 2000                                                                       5

     Notes to Financial Statements                                                          6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                          8

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                               9

Item 6.  Exhibits and Reports on Form 8-K.
 (a) Reports on Form 8-K
         None filed in quarter

SIGNATURES                                                                                  10


                DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Amounts in thousands)
                                                                            June 30,           December 31,
                                                                             2001                2000
                                                                          -----------        ------------
                                                                        (Unaudited)
ASSETS
Current assets:
Cash                                                                      $   233              $    428
Accounts receivable - net                                                 9,736               9,657
Inventories:
     Materials                                                            550                  353
     Work in process                                                      279                  188
     Finished products                                                    3,443                4,032
                                                                          -------              -------
                                                                          4,272                4,573

Prepaid expenses                                                          188                  468
                                                                          -------              --------
Total current assets                                                      14,429               15,126

Property, plant & equipment - net                                         3,373                3,925
                                                                          --------             --------
                                                                          $ 17,802             $ 19,051
                                                                          ======               ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                                                $  7,869             $  6,202
     Current portion of long-term debt                                    160                  395
     Accounts payable                                                     5,210                5,727
     Accrued expenses                                                     1,838                2,297
     Loan payable to officer                                              46                   58
     Income taxes payable                                                 -                    23
                                                                          --------             ---------
Total current liabilities                                                 15,123               14,702

Long-term debt                                                            1,559                1,651
Deferred Grants                                                           362                  421
Deferred foreign income taxes                                             134                  148
Postretirement benefit liabilities                                        558                  561
Sundry liabilities                                                        -                    37

Stockholders' equity:
     Common stock                                                         1,320                1,292
     Additional paid-in capital                                           2,425                2,419
     Accumulated deficit                                                  (1,214)              (125)
     Accumulated other comprehensive loss                                 (2,465)              (2,055)
                                                                          ---------            ---------
Stockholders' equity                                                      66                    1,531
                                                                          ---------            --------
                                                                          $ 17,802             $ 19,051
                                                                          =======              ======

See accompanying notes.


                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)
                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                     June 30                                    June 30
                                                           2001                  2000                     2001            2000
                                                           ------                ------                   ------          ------
Net sales                              $8,157          $ 10,107         $16,845          $21,188
Other revenues                         15               11               35               31
                                       ---------        ---------        ---------        ---------
Total Revenues                         8,172           10,118           16,880           21,219

Cost of sales                          7,708            8,841            15,509           18,674
                                       -------          -------          ---------        --------
                                       464            1,277            1,371            2,545
Selling, general and
 administrative expenses               1,108            1,204            2,107            2,375
                                       ------           --------         --------         --------
                                       (644)              73               (736)              170

Other charges (credits):
Interest                               227              159              449              317
Foreign exchange (gain) loss           (85)              (7)              (59)              22
                                       --------         --------         --------         -------
Loss before income taxes               (786)             (79)             (1,126)            (169)

Income taxes                           -                1                (37)                1
                                       --------         --------         --------         -------
NET LOSS                               $  (786)          $ (80)           $  (1,089)         (170)
                                       =====            =====            =====            =====

BASIC NET LOSS PER SHARE               $(.53)           $(.05)           $(.74)           $(.12)
                                       ====             ====             ====             ====
DILUTED NET LOSS PER SHARE             $(.53)           $(.05)           $(.74)
$(.12)*
                                       ====             ====             ====             ====


Basic earnings per share-weighted
   average shares                                                        1,471,543        1,372,333
Diluted earnings per share-weighted
   average shares                                                        1,471,543        1,399,522

* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.
See accompanying notes.



            DRIVER-HARRIS COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    (Amounts in thousands)
                                                           SIX MONTHS ENDED
                                                               June 30
                                                      --------------------
                                                         2001             2000
                                                      ------             ------
OPERATING ACTIVITIES
   Net income (loss)                                  $  (1,089)        $   (170)
     Adjustments to reconcile net loss
       to net cash provided by operating activities:
          Depreciation and amortization               185              237
   Receivables                                        (1,028)         (1,051)
          Inventories                                 (116)           (479)
          Prepaid expenses                            241             (117)
          Accounts payable and accrued expenses       (244)           1,292
          Sundry                                      34              (23)
                                                      ---------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES             (2,017)         (311)

INVESTING ACTIVITIES
         Capital expenditures                         (32)             (195)
         Sundry                                       9               5
                                                      -------         -------
NET CASH USED IN INVESTING ACTIVITIES                 (23)             (190)

FINANCING ACTIVITIES
         Change in short-term debt                    2,133           779
          Issuance of long-term debt                  72              -
          Reduction of long-term debt                 (128)            (67)
          Sundry                                      (12)            (20)
                                                      -------         --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                           2,065           692

Effect of exchange rate changes on cash               (220)            2
                                                      --------        -------
Net change in cash                                    (195)            193
Cash at beginning of year                             428             201
                                                      -------         -------

     CASH AT END OF PERIOD                            $   233         $   394
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

2 - Investments in Related Company and Other Subsidiaries
The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in
Ireland and the U.K.

3 - Comprehensive Income
The components of comprehensive loss as presented under Financial
Accounting Standard 130, "Reporting Comprehensive Income", for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                       Three Months                 Six Months
                                                      2001       2000            2001        2000
         Net loss                                  $ (786)      $ (80)         $ (1,089)      $ (170)
         Foreign currency translation adjustment    (148)        77             (410)        (252)
                                                    --------     -------        -------      -------
         Comprehensive loss                         $(934)       $(3)           $ (1,499)      $ (422)
                                                    =====        =====          =====        =====

4. - Industry Segments and Geographic Areas
The Company classifies its revenues based upon the location of the facility and its function (i.e. manufacture or purchase for resale-distribution). Such revenues are regularly reviewed by the Directors and management and decisions are made on such basis.

The operating expenses and resultant net profit (loss) and the assets are similarly reviewed and decisions made based upon whether they relate to manufacturing or purchase for resale (i.e. distribution).

5. - Long-Term Debt
In April 2001, the Company re-negotiated the terms of the note payable to the Pension Benefit Guarantee Corporation (PBGC) whereby payment of such note was deferred for two years. The note will be payable in ten equal annual payments beginning April 16, 2003 and ending April 16, 2012. As a result of the re-negotiation, the PBGC is included in long-term debt in the Company's consolidated balance sheet. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without the permission from the PBGC.

6.  - Settlement of Law Suit
On May 22, 2001, the Company settled the law suit which had been filed by the landlord of an affiliate which claimed that the Company was guarantor of a lease signed by the affiliate and was therefore liable for unpaid back rent. Although the Company and its attorneys believe the suit was without merit, the settlement was made in order to minimize the resources required to prepare and mount a legal defense. The settlement calls for payments of $10,000 per quarter for twelve quarters, beginning October 1, 2001, with subsequent payments due on the first business day of each subsequent quarter. Should the Company fail to make the initial payment on October 1, 2001, the landlord has the right to recommence suit.

                                                                           Reporting Segments
                                                  Parent Co.       Manufacturing      Distribution       Total
                                                     (U.S.)               (Ireland)                 (U.K.)

Six months ended June 30, 2001:
Revenues
   External revenues                                  $ 15,026            $ 1,819             $16,845
   Inter-segment revenues                             514                                     514
   Other revenues                 $  9                26                                      35
   Elimination of inter-
     segment revenues                                 (514)                                   (514)
Consolidated revenues             9                   15,052              1,819               16,880

Net Loss                          (170)               (892)               (27)                (1,089)

Assets
   Total assets                   1,504               17,665              2,102               21,271
   Elimination of investment      (623)                                                       (623)
   Elimination of inter-
     company receivables          (829)               (1,401)                                 (2,230)
   Elimination of inter-
     company inventory                                (616)                                   (616)
                                                     -------                 ---------            --------            ---------
Total assets                      52                  15,648              2,202               17,802

Other Significant Items
   Depreciation expense                               192                 11                  203
   Interest expense               73                  350                 26                  449
   Expenditures for assets                            32                                      32

Six months ended June 30, 2000:
Revenues
   External revenues                                                $ 18,854            $ 2,334        $21,188
   Inter-segment revenues             $   182                670                                        852
   Other revenues                                                     20                      11                 31
   Elimination of inter-
     segment revenues                    (182)                  (670)                                      (852)
Consolidated revenues                                            18,874               2,345            21,219

Net Loss                                       (139)                   (8)                    (23)               (170)

Assets
   Total assets                                1,477                  18,189             2,143             21,809
   Elimination of investment         (623)                                                                (623)
   Elimination of inter-
     company receivables               (829)                   (168)              (13)                (1,010)
   Elimination of inter-
     company inventory                                                                     (401)             (401)
                                                     -------                  --------              --------           --------
Total assets                                   25                       18,021             1,729             19,775

Other Significant Items
   Depreciation expense                                           223                  14                   237
   Interest expense                         44                       238                  35                   317
   Expenditures for assets                                         189                  6                     195


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Financial Condition
The ratio of current assets to current liabilities was 0.95 at June 30, 2001, compared to 1.03 at December 31, 2000.

At June 30, 2001, the Company's subsidiaries had approximately $8.2 million in available bank credit lines of which $8.0 million was in use.

The Company believes it has adequate cash flow from operations to meet its ongoing obligations including debt repayments and capital commitments. On April 13, 2001, the Company re-negotiated the terms of the note payable to the Pension Benefit Guarantee Corporation (PBGC) whereby payment of such note was deferred for two years. The note is payable in ten equal annual payments beginning April 16, 2003 and ending
April 16, 2012. As a result of the re-negotiation, the PBGC note is included in long-term debt in the Company's consolidated balance sheet. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

Market Risks

Foreign Currency Fluctuations
With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. dollar, Irish Pound and the British Pound Sterling. The Company is periodically involved in hedging currency between the Irish Pound and the British Pound Sterling through the use of futures contracts which are relatively short term in nature. The Company historically has experienced minimal gains and losses on such foreign currency hedging.

Debt Instruments
The Company's long term debt of $1,719,000 including the current portion, is primarily fixed rate debt of which $1,340,000 is U.S. denominated with the remaining balance denominated in Irish Pound. The Company's remaining debt of $7,869,000 is solely comprised of variable rate, short-term facilities denominated primarily in Irish Pound to cover banking overdraft that does not subject the Company to significant interest rate risk. The Company does not believe any reasonable interest rate change in the ensuing year would have a material impact on the Company's Statement of Operations.

Results of Operations

Six Months of 2001 Compared to 2000:
Net sales to customers decreased by 22.2% during the first six months of 2001 compared to 2000. The decrease is attributable to lower shipments to customers, particularly in the first quarter and a weaker Irish Punt compared to U.S. Dollar. Quantities shipped in the first six months of 2001 decreased by 17.7% compared to the first six months of 2000.

The gross profit percentage decreased to 8.1% in 2001 compared to 11.9% in 2000, due primarily to change in product mix, higher raw material usage and higher material costs. Selling, general and administrative expenses increased to 12.5% of net sales from 11.2% in the preceding year due to a one time charge of $120,000 related to settlement of a lawsuit and because sales decreased without a corresponding decrease in administrative costs.

Second Quarter of 2001 Compared to 2000:
Net sales to customers decreased by 19.3% during the second quarter of 2001 compared to the same period in 2000. This decrease is primarily due to lower shipments to customers and a weaker Irish Pound compared to the U.S. Dollar. Quantities shipped in the second quarter of 2001 decreased by 16.2% compared to the second quarter of 2000.

The gross profit percentage decreased to 5.7% in 2001 compared to 12.5% in 2000 as a result of lower margins due to change in product mix, higher raw material usage and higher material costs. Selling, general and administrative expenses increased to 13.6% of net sales compared to 11.9% in 2000 due to a one time charge of $120,000 related to settlement of a lawsuit and since sales decreased without a corresponding decrease in administrative costs.

The Company has tax loss carry forwards of approximately $3,620,000 available to offset future U.S. taxable income and approximately $1,065,000 to offset U.K. taxable income. Such carry forwards expire between 2001 and 2020 and the U.K. carry forwards are indefinite.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a. The Annual Meeting of Stockholders was held on June 20, 2001 at the New Jersey Historical Society, Newark, New Jersey.

b. The following Directors were reelected to serve for the ensuing year: Thomas J. Carey, Kenneth J. Mathews, Frank L. Driver, Timothy S. Driver. Ralph T. Bartlett, H. Lewis Biggerstaff and David A. Driver have assume the role of Director Emeritus.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIVER-HARRIS COMPANY



Date: August 15, 2001                     By:    Frank L. Driver
---------------------                     -----------------------
                                          Chief Financial Officer