Form 10-Q
period 2001-09-30
DRIVER HARRIS CO
filed 2001-11-23
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                     Form 10-Q



         [ X ]  Quarterly report pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001


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

                                  200 Madison Avenue
                            Convent Station, New Jersey 07960
                         (Address of principal executive offices)

Registrant's telephone no., including area code                  (973) 267-8100


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

Common Stock, $0.83 1/3 par value -- 1,474,346 shares as of November 15, 2001.




                           DRIVER-HARRIS COMPANY
                                 I N D E X

PART I FINANCIAL INFORMATION                                                PAGE

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheets
        September 30, 2001 and December 31, 2000                             3

     Unaudited Condensed Consolidated Statements of
        Loss - Three and Nine Months ended September 30,
        2001 and September 30, 2000                                          4

     Unaudited Condensed Consolidated Statements of Cash Flows -
        Nine Months ended September 30, 2001 and
        September 30, 2000                                                   5

     Notes to Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                           8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
 (a) Reports on Form 8-K
         None filed in quarter

SIGNATURES                                                                   9


              DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)
                                              September 30,         December 31,
                                                  2001                 2000
                                               -----------          -----------
ASSETS
Current assets:
Cash                                            $   24               $    428
Accounts receivable - net                       8,225                9,657
Inventories:
     Materials                                  362                  353
     Work in process                            155                  188
     Finished products                          3,506                4,032
                                                -------              -------
                                                4,023                4,573

Prepaid expenses                                205                  468
                                                -------              -------
Total current assets                            12,477               15,126

Property, plant & equipment - net               3,681                3,925
                                                -------              -------
                                                $ 16,158             $ 19,051
                                                =======              =======
LIABILITIES
Current Liabilities:
     Short-term borrowings                      $  6,096             $  6,202
     Current portion of long-term debt          146                  395
     Note payable to PBGC                       1,403                -
     Accounts payable                           5,490                5,727
     Accrued expenses                           2,212                2,297
     Loan payable to officer                    43                   58
     Income taxes payable                       -                    23
                                                -------              -------
Total current liabilities                       15,390               14,702

Long-term debt                                  177                  1,651
Deferred Grants                                 378                  421
Deferred foreign income taxes                   144                  148
Postretirement benefit liabilities              562                  561
Sundry liabilities                              -                    37

Stockholders' equity:
     Common stock                               1,318                1,292
     Additional paid-in capital                 2,424                2,419
     Accumulated loss                           (1,970)              (125)
     Accumulated other comprehensive loss       (2,268)              (2,055)
                                                -------              -------
Stockholders' equity                            (493)                1,531
                                                -------              -------
                                                $ 16,158             $ 19,051
                                                =======              =======

See accompanying notes.


                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollar amounts in thousands, except per share data)
                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                        September 30           September 30
                                     2001      2000          2001       2000
                                    ------    ------       ------     ------
Net sales                           $7,408    $ 7,902       $24,253    $29,090
Other revenues                      13        16            48         47
                                    ------    ------        ------     ------
Total Revenues                      7,421     7,918         24,300     29,137

Cost of sales                       6,915     7,238         22,424     25,912
                                    ------    ------        ------     ------
                                    506       680           1,876      3,225
Selling, general and
 administrative expenses            1,005     1,100         3,111      3,475
                                    ------    ------        ------     ------
Operating loss                      (499)     (420)         (1,235)    (250)

Other charges (credits):
Interest                            169       150           618        467
Foreign exchange (gain) loss        88        (246)         29         (224)
                                    ------    ------        ------     ------
Loss before income taxes            (756)     (324)         (1,882)    (493)

Income taxes                        -         (1)           (37)        -
                                    ------    ------        ------      ------
NET LOSS                            $  (756)  $ (323)       $ (1,845)   $ (493)
                                    ======    ======        ======      =====

BASIC NET LOSS PER SHARE            $(.51)    $(.24)        $(1.25)     $(.36)
                                    ======    ======        ======      ======
DILUTED NET LOSS PER SHARE          $(.51)    $(.24)        $(1.25)     $(.36)*
                                    ======    ======        ======      ======


Basic earnings per share-weighted
   average shares                                        1,472,477     1,378,486
Diluted earnings per share-weighted
   average shares                                        1,472,477     1,378,486

* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.
See accompanying notes.



                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Amounts in thousands)
                                                              NINE MONTHS ENDED
                                                                 September 30
                                                            --------------------
                                                             2001        2000
                                                            ------      ------
OPERATING ACTIVITIES
   Net loss                                                  $(1,897)   $ (493)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Depreciation and amortization                      292        305
Non-cash compensation                                        35         92
    Receivables                                              1,102      (9)
          Inventories                                        434        (562)
          Prepaid expenses                                   255        (296)
          Accounts payable and accrued expenses              (94)       (3)
          Sundry                                             2          (53)
                                                             ------     ------
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             129        (1,019)

INVESTING ACTIVITIES
         Capital expenditures                                (212)      (215)
         Sundry                                              9          7
                                                             ------     ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (203)      (208)

FINANCING ACTIVITIES
         Change in short-term debt                           (130)      1,553
          Issuance of long-term debt                         98         -
          Reduction of long-term debt                        (171)      (310)
          Sundry                                             (15)       25
                                                             ------     ------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                  (218)      1,268

Effect of exchange rate changes on cash                      (112)      (79)
                                                             ------     ------
Net change in cash                                           (404)      (38)
Cash at beginning of year                                    428        201
                                                             ------     ------

     CASH AT END OF PERIOD                                   $   24     $   163
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

2 - Investments in Related Company and other subsidiaries
The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in
Ireland and the U.K.

3 - Comprehensive Loss
The components of comprehensive loss as presented under Financial
Accounting Standard 130, "Reporting Comprehensive Income", for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                            Three Months      Nine Months
                                            2001    2000      2001     2000
 Net loss                                 $ (756) $ (323)  $ (1,845)   $ (493)
 Foreign currency translation adjustment  197     (407)    (213)       (659)
                                            ------  ------   ------    ------
 Comprehensive loss                       $(559)  $(730)   $ (2,058)   $ (1,152)
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

5. - Note due to PBGC
In April 2001, the Company re-negotiated the terms of the note payable to the Pension Benefit Guarantee Corporation (PBGC) whereby payment of such note was deferred for two years. The note would be payable in ten equal annual payments beginning April 16, 2003 and ending April 16, 2012. The Company is in dispute with the PBGC as to the terms of this re-negotiated note. As a result of this dispute, the PBGC has notified the Company that it considers it in default and pending the determination of this issue the Company has considered it prudent to reclassify the note to short-term debt in the Company's consolidated balance sheet. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without the permission from the PBGC.

6. - Settlement of Law Suit
On May 22, 2001, the Company settled the lawsuit which had been filed by the landlord of an affiliate which claimed that the Company was guarantor of a lease signed by the affiliate and was therefore liable for unpaid back rent. Although the Company and its attorneys believe that suit was without merit, the settlement was made in order to minimize the resources required to prepare and mount a legal defense. The settlement calls for payments of $10,000 per quarter for twelve quarters, beginning on October 1, 2001, with subsequent payments due to the first business day of each subsequent quarter. The Company failed to make the initial payment on October 1, 2001 therefore the landlord has the right to recommence suit.


Reporting Segments
                               Parent Co.  Manufacturing  Distribution  Total
                               (U.S.)        (Ireland)         (U.K.)

Nine months ended September 31, 2001:
Revenues
   External revenues                       $ 21,579        $ 2,673       $24,252
   Inter-segment revenues                  681                           681
   Other revenues              $ 35        13                            48
   Elimination of inter-
     segment revenues                      (681)                         (681)
Consolidated revenues          35          21,592          2,673         24,300

Net Loss                       (256)       (1,486)         (105)         (1,845)

Assets
   Total assets                1,473       16,041          1,835         19,349
   Elimination of investment   (623)                                     (623)
   Elimination of inter-
     company receivables       (829)       (1,220)         (17)          (2,066)
   Elimination of inter-
     company inventory                     (502)                         (502)
                               ------      ------          ------        ------
Total assets                   21          14,319          1,818         16,158

Other Significant Items
   Depreciation expense                    305             15            320
   Interest expense            98          486             34            618
   Expenditures for assets                 212                           212

Nine months ended September 30, 2000:
Revenues
   External revenues                       $ 25,914        $ 3,176       $29,090
   Inter-segment revenues      $    230    977                           1,207
   Other revenues              27          5               15            47
   Elimination of inter-
     segment revenues          (230)       (977)                         (1,207)
Consolidated revenues          27          25,919          3,191         29,137

Net Loss                       (250)       (221)           (22)          (493)

Assets
   Total assets                1,509       16,121          1,976         19,579
   Elimination of investment   (623)                                     (623)
   Elimination of inter-
     company receivables       (829)       (306)           (19)          (1,154)
   Elimination of inter-
     company inventory                                     (386)         (386)
                                ------     ------          ------        ------
Total assets                   30          15,815          1,571         17,416

Other Significant Items
   Depreciation expense                    292             13            305
   Interest expense            66          350             51            467
   Expenditures for assets                 209             6             215

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Financial Condition
Due to ongoing losses, the Company announced a restructuring on October 15 that involves the reduction of the total employment by one-third, from 141 to 99 employees. The Company also announced closure of it manufacturing facility in Kilkenny with a relocation of this operation into the main factory in New Ross, Ireland. In addition, the Company is closing its Dublin warehousing and distribution operations and relocating that activity to the main factory in New Ross. Both the Kilkenny and Dublin properties are being sold with the proceeds to be used to reduce debt. In addition, the Company announced that it was scaling back its UK distribution operation and reducing employment there by one-third. The Company is projecting a reduced productive capacity in its main plant and expects revenue to reduce by approximately one-third.
In its new structure, the Company will focus its revenue on its higher margin products and customers and will eliminate the lower margin products from its range of cables produced. After a period of transition expected to last until February 2002, the Company expects to have reduced its working capital requirements by approximately $3.0 million dollars. Upon sale of fixed assets, the Company expects to reduce debt by an additional $1.0 million.
The Company will incur restructuring costs in the fourth quarter of 2001 associated with these actions of approximately $100,000. In addition to increased margins and a reduction of expenses expected to exceed $2.4 million per year, the Company expects lower interest will be a major factor in the return to profitability forecast for 2002.

The ratio of current assets to current liabilities was 0.81 at September 30, 2001, compared to 1.03 at December 31, 2000.

At September 30, 2001, the Company's subsidiaries had approximately $7.7 million in available bank credit lines of which $6.2 million was in use.

Although the heavy losses incurred by the Company during the year have resulted in negative cash flow, the Company has implemented an aggressive restructuring plan, which is currently being supported by its lenders. The Company believes it has adequate cash flow from operations to meet its ongoing obligations including debt repayments and capital commitments. On April 13, 2001, the Company re-negotiated the terms of the note payable to the Pension Benefits Guarantee Corporation (PBGC) whereby payment for such note was deferred for two years. The note would be payable in ten equal annual payments beginning April 16, 2003 and ending April 16, 2012. Due to a dispute about the terms of the re-negotiated note, the PBGC has notified the Company that it considers it in default and pending the determination of this issue the Company has considered it prudent to reclassify the note to short-term debt in the Company's consolidated balance sheet. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

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

Debt Instruments
The Company's long term debt of $1,726,000 including the current portion, is primarily fixed rate debt of which $1,403,000 is U.S. dollar denominated and the balance is denominated in Irish Pounds. The Company's remaining bank debt of $6,096,000 is solely comprised variable rate, short-term facilities denominated primarily in Irish Pounds to cover banking overdraft that does not subject the Company to significant interest rate risk. The Company does not believe any reasonable interest rate change in the ensuring year would have a material impact on the Company's Statement of Operations.

Results of Operations

Nine Months of 2001 Compared to 2000:
Net sales to customers decreased by 16.6% during the first nine months of 2001 compared to 2000. The decrease is attributable to lower selling prices and lower shipments to customers, particularly in the first quarter. Quantities shipped decreased by 16.1% in the first nine months ended September 30, 2001 compared to 2000.

The gross profit percentage decreased to 7.7% in 2001 compared to 11.9% in 2000, due primarily to lower average selling prices. Selling, General and Administrative expenses increased to 12.8% of net sales from 12.0% in the preceding period. An exchange loss resulted from fluctuation of the British Sterling to the Irish Punt.

Third Quarter of 2001 Compared to 2000:
Net sales to customers decreased by 6.3% during the third quarter of 2001 compared to the same period in 2000. This decrease is due to a decrease in quantities shipped by 11.5% coupled with a decline of selling prices as competitors reduced prices to attempt to gain market share.

The gross profit percentage declined to 6.7% in 2001 compared to 8.4% in 2000 as a result of lower selling prices, offset slightly by a drop in price of copper. Selling, General and Administrative expenses decreased to 13.6% of net sales compared to 13.9% in 2000 due to a decrease in administrative costs. An exchange loss resulted from the fluctuation of British Sterling to the Irish Pound.

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

DRIVER-HARRIS COMPANY



Date: November 23, 2001                     By:    Frank L. Driver
      -----------------------               ---------------------------
                                            Chief Financial Officer