Form 10-Q/A
period 2001-09-30
DRIVER HARRIS CO
filed 2001-12-03
CIK 30197

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

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
 (a) Reports on Form 8-K
         None filed in quarter

SIGNATURES                                                                   9


              DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)
                                              September 30,         December 31,
                                                  2001                 2000
                                               -----------          -----------
ASSETS
Current assets:
Cash                                            $   24               $    428
Accounts receivable - net                       8,225                9,657
Inventories:
     Materials                                  362                  353
     Work in process                            155                  188
     Finished products                          3,506                4,032
                                                -------              -------
                                                4,023                4,573

Prepaid expenses                                205                  468
                                                -------              -------
Total current assets                            12,477               15,126

Property, plant & equipment - net               3,681                3,925
                                                -------              -------
                                                $ 16,158             $ 19,051
                                                =======              =======
LIABILITIES
Current Liabilities:
     Short-term borrowings                      $  6,096             $  6,202
     Current portion of long-term debt          146                  395
     Note payable to PBGC                       1,403                -
     Accounts payable                           5,490                5,727
     Accrued expenses                           2,212                2,297
     Loan payable to officer                    43                   58
     Income taxes payable                       -                    23
                                                -------              -------
Total current liabilities                       15,390               14,702

Long-term debt                                  177                  1,651
Deferred Grants                                 378                  421
Deferred foreign income taxes                   144                  148
Postretirement benefit liabilities              562                  561
Sundry liabilities                              -                    37

Stockholders' equity:
     Common stock                               1,320                1,292
     Additional paid-in capital                 2,425                2,419
     Accumulated loss                           (1,970)              (125)
     Accumulated other comprehensive loss       (2,268)              (2,055)
                                                -------              -------
Stockholders' equity                            (493)                1,531
                                                -------              -------
                                                $ 16,158             $ 19,051
                                                =======              =======

See accompanying notes.


                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollar amounts in thousands, except per share data)
                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                        September 30           September 30
                                     2001      2000          2001       2000
                                    ------    ------       ------     ------
Net sales                           $7,408    $ 7,902       $24,252    $29,090
Other revenues                      13        16            48         47
                                    ------    ------        ------     ------
Total Revenues                      7,421     7,918         24,300     29,137

Cost of sales                       6,915     7,238         22,424     25,912
                                    ------    ------        ------     ------
                                    506       680           1,876      3,225
Selling, general and
 administrative expenses            1,005     1,100         3,111      3,475
                                    ------    ------        ------     ------
Operating loss                      (499)     (420)         (1,235)    (250)

Other charges (credits):
Interest                            169       150           618        467
Foreign exchange (gain) loss        88        (246)         29         (224)
                                    ------    ------        ------     ------
Loss before income taxes            (756)     (324)         (1,882)    (493)

Income taxes                        -         (1)           (37)        -
                                    ------    ------        ------      ------
NET LOSS                            $  (756)  $ (323)       $ (1,845)   $ (493)
                                    ======    ======        ======      =====

BASIC NET LOSS PER SHARE            $(.51)    $(.24)        $(1.25)     $(.36)
                                    ======    ======        ======      ======
DILUTED NET LOSS PER SHARE          $(.51)    $(.24)        $(1.25)     $(.36)*
                                    ======    ======        ======      ======


Basic earnings per share-weighted
   average shares                                        1,472,477     1,378,486
Diluted earnings per share-weighted
   average shares                                        1,472,477     1,378,486

* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.
See accompanying notes.



                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Amounts in thousands)
                                                              NINE MONTHS ENDED
                                                                 September 30
                                                            --------------------
                                                             2001        2000
                                                            ------      ------
OPERATING ACTIVITIES
   Net loss                                                  $(1,845)   $ (493)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Depreciation and amortization                      292        305
Non-cash compensation                                        35         92
    Receivables                                              1,102      (9)
          Inventories                                        434        (562)
          Prepaid expenses                                   255        (296)
          Accounts payable and accrued expenses              (146)      (3)
          Sundry                                             2          (53)
                                                             ------     ------
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             129        (1,019)

INVESTING ACTIVITIES
         Capital expenditures                                (212)      (215)
         Sundry                                              9          7
                                                             ------     ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (203)      (208)

FINANCING ACTIVITIES
         Change in short-term debt                           (130)      1,553
          Issuance of long-term debt                         98         -
          Reduction of long-term debt                        (171)      (310)
          Sundry                                             (15)       25
                                                             ------     ------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                  (218)      1,268

Effect of exchange rate changes on cash                      (112)      (79)
                                                             ------     ------
Net change in cash                                           (404)      (38)
Cash at beginning of year                                    428        201
                                                             ------     ------

     CASH AT END OF PERIOD                                   $   24     $   163
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


Reporting Segments
                               Parent Co.  Manufacturing  Distribution  Total
                               (U.S.)        (Ireland)         (U.K.)

Nine months ended September 31, 2001:
Revenues
   External revenues                       $ 21,579        $ 2,673       $24,252
   Inter-segment revenues                  681                           681
   Other revenues              $ 35        13                            48
   Elimination of inter-
     segment revenues                      (681)                         (681)
Consolidated revenues          35          21,592          2,673         24,300

Net Loss                       (256)       (1,484)         (105)         (1,845)

Assets
   Total assets                1,473       16,041          1,835         19,349
   Elimination of investment   (623)                                     (623)
   Elimination of inter-
     company receivables       (829)       (1,220)         (17)          (2,066)
   Elimination of inter-
     company inventory                     (502)                         (502)
                               ------      ------          ------        ------
Total assets                   21          14,319          1,818         16,158

Other Significant Items
   Depreciation expense                    305             15            320
   Interest expense            98          486             34            618
   Expenditures for assets                 212                           212

Nine months ended September 30, 2000:
Revenues
   External revenues                       $ 25,914        $ 3,176       $29,090
   Inter-segment revenues      $    230    977                           1,207
   Other revenues              27          5               15            47
   Elimination of inter-
     segment revenues          (230)       (977)                         (1,207)
Consolidated revenues          27          25,919          3,191         29,137

Net Loss                       (250)       (221)           (22)          (493)

Assets
   Total assets                1,482       16,121          1,976         19,579
   Elimination of investment   (623)                                     (623)
   Elimination of inter-
     company receivables       (829)       (306)           (19)          (1,154)
   Elimination of inter-
     company inventory                                     (386)         (386)
                                ------     ------          ------        ------
Total assets                   30          15,815          1,571         17,416

Other Significant Items
   Depreciation expense                    292             13            305
   Interest expense            66          350             51            467
   Expenditures for assets                 209             6             215

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

Third Quarter of 2001 Compared to 2000:
Net sales to customers decreased by 6.3% during the third quarter of 2001 compared to the same period in 2000. This decrease is due to a decrease in quantities shipped by 11.5% partially offset by a modest improvement in pricing.

The gross profit percentage declined to 6.8% in 2001 compared to 8.6% in 2000 as a result of lower selling prices, offset slightly by a drop in price of copper. Selling, General and Administrative expenses decreased to 13.6% of net sales compared to 13.9% in 2000 due to a decrease in administrative costs. An exchange loss resulted from the fluctuation of British Sterling to the Irish Pound.

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