Form 10-K
period 2001-12-31
DRIVER HARRIS CO
filed 2002-04-26
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-K

            ___
           |_X_|   Annual report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001
            ___
           |___|   Transition report pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

          For the transition period from _____________ to ____________

                        Commission file number 1-1212
                            DRIVER-HARRIS COMPANY

             (Exact name of registrant as specified in its charter)

      New Jersey                                     22-0870220
-----------------------                            ---------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                              200 Madison Avenue
                       Convent Station, New Jersey  07960
                     (Address of principal executive offices)

         Registrant's telephone number, including area code   (973) 267-8100

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

The aggregate market value of the voting stock held by non-affiliates and the total number of common shares outstanding as of April 12, 2002:

Market Value - $1,179,477                Common Stock - 1,474,346 Shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the annual proxy statement anticipated to be filed on or about April 26, 2002 are incorporated into Part III.

PART I

Item 1.    Business

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

Narrative Description of Business

(a) The principal products manufactured by the Registrant and its subsidiaries are insulated electrical wire and cable and all of its net sales arise from these products. These products are sold principally to the construction, appliance, and electrical equipment industries by the Company's sales staff and through agents.

(b) The principal sources of raw material for insulated electrical wire and cable products -- copper wire conductors and PVC insulating materials - are wire drawing and chemical companies, respectively. During the past fiscal year, availability of raw materials was satisfactory.

(c) The Company owns certain trademarks that are maintained internationally. Other than these items, there are no patents, licenses, franchises or concessions held that are material to the business of the Registrant or its subsidiaries.

(d)  The business of the Registrant is not of a seasonal nature.

(e) Following industry practice, the Registrant and its subsidiaries grant payment terms to their customers ranging from 60 days to 90 days depending on the countries where the companies do business.

(f) The following amounts represent the backlog of orders believed to be firm as of the end of each year; all were expected to be filled within the following year:

                  Irish Driver-Harris Co. Ltd.

              December 31, 2001         $   273,000
              December 31, 2000             382,000

(g) No material portion of the business of the Registrant and its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

(h) The Registrant's insulated wire and cable products are marketed primarily in Ireland, the U.K., the European continent the Middle East and Asia. Such products are essentially similar to those of its competitors of which there are many, some substantially larger than the Company. The principal methods of competition are price, quality, and responsiveness to customers' orders. Significant restructuring of this industry and the competitors within it has occurred in the past three years.

(i) The Registrant believes that the cost of research and development activities was not material during the past three fiscal years. No employees were engaged in such activities on a full-time basis during that period. All research and development projects are performed by engineering and production personnel in conjunction with other functions without separate accounting therefor. In the future, the registrant intends to allocate greater resources to these efforts.

(j) The number of persons employed by the Registrant and its subsidiaries at the end of the last fiscal year was 110.

Financial Information about Foreign and Domestic Operations and Export Sales

(a) Information regarding foreign and domestic operations is provided in Notes 2 and 8 to the consolidated financial statements.

(b) The Registrant depends heavily on foreign operations for the generation of earnings. The insulated wire and cable operations are located in Ireland and the U.K. These countries are considered to have relatively stable governments and minimum political risk; nonetheless there is exposure to fluctuations in currency exchange rates and normal business risk.

Executive Officers of the Registrant

         Name                 Age         Position

         Frank L. Driver       41         President and Chief Financial Officer
         Lavinia Z. Emery      57         Secretary and Assistant Treasurer

Officers are elected annually by the Board of Directors for one-year terms expiring in June.

Mr. Frank L. Driver joined the Company in 1989 as Assistant Controller; in 1991 he was elected Vice President-Marketing and in 1993 he became Vice President-Finance. In September 1994, he was elected President. In December 2000, he took over the additional title of Chief Financial Officer. Prior to joining the Company, he was a senior financial analyst with General Motors Corp. Mr. Driver is the brother of Mr. Timothy S. Driver, Director of the Company.

Ms. Lavinia Z. Emery joined the Company in 1982 in an administrative capacity. In 1985 she was elected Assistant Secretary and Assistant Treasurer. In 1998 she was elected Secretary and Assistant Treasurer.

Item 2.    Properties

The principal properties of the Registrant and its subsidiaries are two plants and related distribution center in Ireland and a separate distribution warehouse in the U.K. that is leased. The main plant was constructed in 1990 and is deemed adequate for the enterprise. Both plants are owned by the Irish subsidiary and subject to liens by the lenders. In the fourth quarter 2001, as part of a restructuring plan, the second plant closed and all of its equipment was moved to the main plant. The Company is presently in negotiations to sell the second plant. The lease on the U.K. warehouse expires in October 2002.

Item 3.    Legal Proceedings

On May 22, 2001, the Company settled the lawsuit that had been filed by the landlord of an affiliate that claimed that the Company was guarantor of a lease signed by the affiliate and was therefore liable for unpaid back rent. Although the Company and its attorney believe that the suit was without merit, a settlement was made in order to minimize the resources required to prepare and mount a legal defense. The settlement calls for payments of $10,000 per quarter for twelve quarters, beginning on October 1, 2001, with subsequent payments due on the first business day of each subsequent quarter. The Company failed to make the initial payment on October 1, 2001 therefore the landlord has the right to recommence suit.

Item 4.    Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 2001.


PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
Matters

(a) The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for the stock were as follows:

                                 2001                   2000
           Quarter          High       Low          High      Low

           First           $2.375     $0.688       $3.375    $2.375
           Second          $1.400     $0.600       $2.500    $2.125
           Third           $1.400     $1.220       $3.125    $2.000
           Fourth          $1.220     $0.850       $2.000    $1.000


(b)  The approximate number of common shareholders as of March 22, 2002 was
 390. This figure represents the sum of the number of shareholders of record, plus an estimate of the number of individual shareholders whose shares are held collectively by stockbrokers.

(c) The Company did not pay cash dividend during the five years ended December 31, 2001. The note payable to the Pension Benefit Guaranty Corporation (PBGC) prohibits the payment of cash dividends without permission of the PBGC (reference is made to Note 4 to the consolidated financial statements).

Item 6.    Selected Financial Data

                      2001        2000          1999        1998         1997
                       (Amounts in thousands, except per share data)

Net Sales and Other
Revenues            $30,933      $37,766      $36,782      $40,529      $40,754

Net Loss            (3,251)        (926)        (149)      (2,080)        (565)

Total Assets         13,563       19,051       19,002       20,564       20,724

Long-term Debt           36        1,651        1,914        2,142        2,524

Per Common Share:
Basic Net Loss     $ (2.21)      $ (.66)       $(.11)      $(1.55)       $(.42)
                   ========      =======       ======      =======       ======
Diluted Net Loss   $ (2.21)      $ (.66)       $(.11)      $(1.55)       $(.42)
                   ========      =======       ======      =======       ======

Basic Earnings Per Share
  Weighted Average Shares
  Outstanding         1,473        1,402        1,361        1,344        1,339
                      =====        =====        =====        =====        =====

Diluted Earnings Per Share
  Weighted Average Shares
  Outstanding        1,473         1,402        1,374*       1,355*      1,354*
                      =====        =====        ======       ======      ======

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

The Company has a note payable to the Pension Benefit Guarantee Corporation ("PBGC") for which the due date was extended on April 10, 2000 to April 16, 2001. On April 13, 2001, the Company re-negotiated the terms of the note whereby all payments of such note were deferred for two years. The note will be payable in ten equal annual payments beginning April 16, 2003 and ending April 16, 2012. The Company is in dispute with the PBGC as to the terms of this re-negotiated note. As a result of this dispute, the PBGC has notified the Company that it considers it in default and pending the determination of this issue the Company has considered it prudent to reclassify the note into short-term debt in the Company's consolidated balance sheet. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

Capital expenditures during the year totaled approximately $244,000, all of which was at the Company's Irish subsidiary. Cash flow was used to fund these capital expenditures, except $23,000 that was leased. At December 31, 2001, the Company's subsidiaries had approximately $6,695,000 of available bank lines of credit of which $5,785,000 was outstanding at year-end. The Company had $250,000 in cash on hand at December 31, 2001.

The ratio of current assets to current liabilities was 0.71 at the end of 2001, compared with 1.03 at the end of 2000. The decrease is principally due to the losses in the year and to an increase in short term borrowings that resulted from a reclassification of US debt from long-term to short-term.

The Company believes it has adequate cash flow to meet its ongoing operating obligations including debt repayments and capital commitments in Ireland, based on a plan to reduce inventories and receivables in line with the restructuring plan. The restructuring implemented in 2001 and discussed elsewhere in this item will simplify the Company's operations, significantly reduce debt levels and sharply reduce dependence upon low margin products. The Company believes the actions it has taken will result in a return to stability and reduce its exposure to the competitive pressures of the ongoing consolidation in its industry.

The Company has struggled to meet supplier payments over the past eight months as it has faced reduced borrowing capacity due to the reduction in sales levels and commensurate reduction in borrowing available under its debtor discount line. Going forward, the Company is dependant upon good collection of debtors, and maintaining inventories at low levels in accordance with the restructuring plan in order to meet payments to creditors.

Critical accounting policies

The Company believes it follows conservative and prudent accounting policies in all areas of its disclosed accounts. There is little subjectivity in the application of GAAP and few areas where management has discretion over accounting methods which could substantially alter the reported results. Areas where discretion in accounting policies could notably impact the results of the company if implemented differently include:

Going Concern - The accounts have been prepared on the basis that the company is a going concern. Due to continuing losses including the heavy losses in 2001 and the fact that the Company has a deficiency of net assets and negative stockholders' equity, there are certain risks regarding the Company's ability to continue to trade in a normal manner. In the event that the Company was not a going concern, the asset values reflected in the balance sheet would likely have to be revised or reclassified and additional liabilities could arise and the classification of liabilities could be revised. Risks which exist for the Company's status as a going concern include the fact that lenders to the Irish operating subsidiary have severely limited the amount of funds that can be repatriated to the US parent company for payment of US operating expenses. Several of these expenses are critical to the viability of the Company and should funds be unavailable, the Company's going concern status could be threatened. In addition, certain creditors of the parent Company have potential claims against the Company. While these claims are not necessarily accepted by the Company and its attorneys, successful legal action by any of these creditors would impose severe cash requirements on the Company that could also place the Company's going concern status at risk. Further, the Company is dependent upon several key suppliers for raw materials. Should an interruption in supply of raw materials occur with any of these organizations, the Company would struggle to replace them with alternate suppliers. Finally, due to the serious nature of the losses, the lenders to the Company are constantly reviewing their ongoing level of support to the Company. If any of the credit lines to the Company are substantially reduced, the Company will face a liquidity shortfall.

The Company reduced its workforce in the fourth quarter, consolidated its manufacturing operations into one plant and is in the process of disposing of its surplus properties and selling its U.K. distribution business. Management plan to concentrate on sales of higher margin products and to reduce working capital by reducing inventories and controlling receivables in accordance with the restructuring plan.


Market Risks

Foreign Currency Fluctuations

With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. Dollar, Irish Pound/Euro and the British Pound Sterling. The Company is periodically involved in hedging currency between the Irish Pound and the British Pound Sterling through the use of futures contracts that are relatively short term in nature. The Company historically has experienced minimal gains and losses on such foreign currency hedging and has not entered into any such transactions in 2000 or 2001.

Debt Instruments

The Company's long-term debt of $1,944,000, including the current portion and all of the PBGC balance now classified as current, is primarily fixed rate debt of which $1,434,000 is U.S. denominated with the remaining balance denominated in Irish Pounds/Euro. The Company's remaining debt of $5,785,000 is solely comprised of variable rate, short-term facilities denominated primarily in Irish Pounds/Euro to cover banking overdrafts. The Company estimates that a 1% increase in the interest rate on the borrowings would increase annual interest expense by approximately $60,000.

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

Results of Operations

Year ended December 31, 2001 compared to year ended December 31, 2000

Due to ongoing losses, the company announced a restructuring on October 15 that involved the reduction of the total employment by one-third, from 141 to 99 employees. The Company also announced closure of its manufacturing facility in Kilkenny with a relocation of this operation into the main factory in New Ross, Ireland. In addition, the Company is closing its Dublin warehousing and distribution operations and relocating that activity to the main factory in New Ross. Both the Kilkenny and Dublin properties are being sold with the proceeds to be used to reduce debt. In addition, the Company announced that it was scaling back its UK distribution operation and reducing employment there by one-third. The Company is projecting a reduced productive capacity in its main plant and expects revenue to reduce by approximately one-third. In its new structure, the Company will focus its activities on its higher margin products and customers and will eliminate the lower margin products from its range of cables produced. The results of the restructuring have been to sharply reduce the assets employed to operate the business with a concurrent reduction of debt and interest expense. The Company is presently in a transition period where it is redefining its customer and product profiles to focus on higher margin, specialized products. In addition to increased margins and a reduction of expenses expected to exceed $2.8 million per year, the Company expects lower interest will be a major factor in an expected return to profitability in 2002.

Units shipped were down 17.4% for 2001 compared to 2000 within manufacturing due to a scale back in productive capacity in the fourth quarter of 2001. Overall, net sales to customers decreased by 18% for the year ended December 31, 2001 compared to the prior year reflecting the Company restructuring. However, the gross profit percentage decreased to 5.5% from 10.6% in 2000 as selling prices for finished cable were continually depressed through intense competition. Beginning in November of 2001, the profile of customers and products began to shift to higher margin, lower revenue areas. The result of this transformation of the business is to distort the year to year comparisons. Selling, general and administrative expenses increased as a percentage of net sales to 14.3% in 2001 compared to 11.8% in 2000. This was attributable to the Company's reduced revenue resulting from its scaled back production without a proportional reduction in overheads. Interest expense increased in 2001 by 24% due to higher average borrowings in Ireland to meet increased working capital needs driven by foreign exchange rates. The Company's distribution operation experienced a sharp drop in margin in 2001, compared to 2000, as a result of the specific strategy of exiting certain lines of products and sharply reducing excess stocks, in some cases at a discounted price, in order to retrieve the funds invested.

On April 17, 2002 the Company sold the goodwill, stocks and certain other assets of its UK distribution subsidiary to a competitor. The subsidiary retains receiveables and accounts payable. As a condition of the transaction, the buyer will assist in collection of the receivables and payment of creditors. The transaction is not expected to have a significant impact on results for the current year.

The company expects to recover approximately $440,000 in working capital that had been invested in the company and which will be reinvested in the core manufacturing business in Ireland.

Following the closure of the subsidiary, the Company will have no UK operations. Management believes that the transaction will permit a greater focus on the core manufacturing business in Ireland.

The credit for income taxes for 2001 results from a deferred tax credit arising from the losses incurred in the Company's Irish subsidiary and the reversal of a provision no longer required at corporate level. The Company has tax loss carry forwards of approximately $3,830,000 available to offset future U.S. taxable income, which expire between 2002 and 2021, approximately $1,380,000 to offset U.K. taxable income and approximately $2,740,000 to offset Irish taxable income. A valuation allowance of $1,830,000 and $1,550,000 has been provided at December 31, 2001 and 2000, respectively. These valuation allowances were established since it is considered more likely than not that the deferred tax assets, primarily the net operating loss carry forwards, will not be realized. See further discussion in Notes 1 and 6 to the consolidated financial statements.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None



PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table summarizes the principal occupations and business experience during the past five years, as well as certain other information as of March 29, 2002, for each nominee:

                         Principal Occupation                  Company Common    % of
                         During Last Five                          Stock      Outstanding
                         Years and other               Director  Beneficially    Common
Name               Age   Directorships                   Since      Owned (1)     Stock

Thomas J. Carey     65   Certified Public Accountant.     2001       6,850            *
                          Until 2000, Chief Financial
                          Officer, Driver-Harris Company

Kenneth J. Mathews  64   Owner and Founder, Cambridge     2001          -             -
                          Capital Corporation

Frank L. Driver     41   Chairman of the Board            1993      142,925**       9.3
                          of Directors, President and
                          Chief Financial Officer

Timothy S. Driver   39   Chief Operating Offficer,        2001        61,723***     4.0
                          Fabricare Cleaners, Until
                          2001, Treasurer Driver-Harris
                          Company

*    Denotes less than 1% of outstanding Common Stock.

**   Includes 15,000 shares under options pursuant to the Driver-Harris Employee
Incentive Stock Option Plan, granted in 1992, which are fully exerciseable, 3,000 shares granted in 1999, 20,000 shares granted in 2000 and 14,204 shares included in the Driver-Harris Staff 401-K Benefit account.

*** Includes 17,000 shares under options pursuant to the Driver-Harris Employee Incentive Stock Option Plan, 2,000 shares granted in 1999, 15,000 shares granted in 2000.

(1) On March 29, 2002 all directors of the Company as a group (4) owned beneficially 278,160 shares or 18.2% of the outstanding common stock. This amount includes 57,000 shares under currently exercisable stock options:
15,000, 3,000 and 20,000 shares granted in 1992, 1999 and 2000 respectively to Frank L. Driver; 2,000 and 15,000 shares granted in 1999 and 2000 respectively to Timothy S. Driver; and 1,000 shares granted in 1999 to Thomas J. Carey pursuant to the Driver-Harris Employee incentive Stock Option Plan. Also, Frank L. Driver is an executor of the Estate of Frank L. Driver III, his father, which owns 66,662 shares or 4.5% of the outstanding common stock.


Item 11.     Executive Compensation

                         SUMMARY COMPENSATION TABLE
                                                       Long-Term
                                                     Compensation
                                                         Awards
                                         Annual    Securities Underlying     All Other
Name and Principal Position    Year   Compensation     Options/SARs      Compensation (a)
                                          ($)              (#)                  ($)

Frank L. Driver, President     2001     80,000 (b)          0                     0 (d)
  and Chief Executive          2000     73,077 (c)          0                13,154 (e)
  Officer                      1999     90,000              0                     0 (f)

(a)  Amount represents the Company's portion of contributions to a 401(k) plan.
(b)  All compensation has been accrued
(c)  A portion of his compensation has been accrued.
(d)  All compensation has been accrued for 2001.
(e)  Compensation includes $9,000 from 1999.
(f)  The total amount accrued for 1999 was $9,000.



<TABLE
                   OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                       Percent of
          Number of       Total                             Potential Realizable Value At
         Securities    Options/SARs                            Assumed Annual Rates of
         Underlying     Granted to    Exercise of            Stock Price Appreciation For
        Options/SARs    Employees      Base Price   Expiration       Option Plan
Name       Granted    In Fiscal Year      ($/sh)      Date         5%            10%

Frank L.    None
Driver


            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FY-END OPTIONS/SAR VALUES
                                                 Number of
                                           Securities Underlying      Unexercised
                                                Unexercised           In-the-Money
                                              Options/SARs at        Options/SARs at
                                                  FY-End(#)              FY-End($)
                                              ---------------        ---------------
                         Shares Acquired       Exercisable (E)        Exercisable (E)
Name                       On Exercise(#)     Unexercisable (U)      Unexerciseable (U)

Exercisable options:
   Frank L. Driver            none                20,200 (E)               ----
                                                  15,800 (U)               ----


PENSION PLANS

On November 21, 1986, the Company entered into a pension agreement with Frank
L. Driver III, under which Mr. Driver or his spouse would receive an annual payment of $50,000 for a period of fifteen years after Mr. Driver's retirement or death. On November 20, 1995, the Board of Directors approved changing the period to twenty years and the addition of a contingent payment to this agreement whereby in years where the profit of the Company exceeds $500,000 before income taxes and before this payment, the $50,000 amount will be supplemented by an amount based on a formula encompassing total retirement payments, adjusted annually for the Consumer Price Index. This pension is now payable to Corinne F. Driver, spouse of Frank L. Driver III, deceased.
In 2000, due to cash flow conditions, the Company initiated an interest payment schedule to be spread out throughout 2000 of which $31,500 was paid in cash, $1,500 was interest, the remainder $20,000, of which $7,500 is still outstanding, was paid by common stock in the Company at the rate of one and one-half (1 1/2) times the amount owed or 12,955 shares. In 2001, also due to cash flow conditions, the Company was only able to pay $5,000 for this pension.

COMPENSATION OF DIRECTORS

During 2001, each Director, with the exception of Frank L. Driver and Timothy S. Driver, was to be paid 4,500 shares as a retainer and $600 per Board of Directors Meeting and $600 per Audit or Compensation Committee Meeting, however, no payments were made and these amounts have been accrued.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The Company has a Compensation Committee of its Board of Directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE
COMPENSATION

The Board's Compensation Committee reviews the compensation of the executive officers of the Company annually.

The Company's salary policy is to pay a "competitive salary" plus an incentive bonus based on profit performance in relation to prior years and in relation to annual budget profit targets. The Compensation Committee may also take into consideration other factors including dedication to the job, external factors beyond the control of management, etc. No incentive bonus was paid in 2001 to any officer.

                             Compensation Committee

Kenneth J. Mathews          Thomas J. Carey                 Timothy S. Driver


Item 12.     Security ownership of Certain Beneficial Owners and Management

(a) Ownership of shares of the Company's Common Stock by certain beneficial owners as of March 29, 2002

Name and Address                  Amount and Nature of                Percent of
Of Beneficial Owner               Beneficial Ownership                   Class

Estate of Frank L. Driver Jr.           64,172*                            4.3
c/o David A. Driver, Executor
10 High Street
Bristol, RI  02809

Estate of Frank L. Driver III           66,662**                           4.5
33 Birdseye Glen
Verona, NJ

Frank L. Driver                        142,925***                          9.3
PO Box 192
Jersey City, NJ

David A. Driver                         52,270                             3.5
10 High Street
Bristol, RI

* All shares held of record and beneficially. As an executor of the Estate of Frank L. Driver Jr., David A. Driver holds voting rights to such shares.

**   All shares held of record.  Does not include 37,109 shares held by Corinne
F. Driver, his surviving spouse and the mother of Frank L. Driver, who disclaims any beneficial interest in these shares. As an executor of the Estate of Frank
L. Driver III, Frank L. Driver, holds voting rights to such shares.

*** Includes 15,000 shares under options pursuant to the Driver-Harris Employee Incentive Stock Option Plan, granted in 1992, which are fully exercisable, 3,000 shares granted in 1999, 20,000 shares granted in 2000 and 14,204 shares held in the Driver-Harris Staff 401-K Benefit account.

(b)  Security ownership of management as of March 29, 2002:

                          Amount and Nature of                   Percent of
Title of Class            Beneficial Ownership                     Class

Driver-Harris Company
Common Stock                     211,737*                           13.8%

* Includes 57,000 shares under options pursuant to the Driver-Harris Employee Incentive Stock Option Plan and 14,204 shares held in the Driver-Harris Staff 401-K Benefit account.


(c) Management is not aware of any arrangement which may result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions

Frank L. Driver, Chairman and President, and Timothy S. Driver, a Director of the Company, are brothers.


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


                                             DRIVER-HARRIS COMPANY

April 24, 2002                               /s/  Frank L. Driver
--------------                               ---------------------
Date                                         Frank L. Driver
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Thomas J. Carey                              /s/  Kenneth J. Mathews
----------------------                            ----------------------
Thomas J. Carey                                   Kenneth J. Mathews
Director                                          Director
Date: April 24, 2002                              Date: April 24, 2002



/s/  Timothy S. Driver                            /s/  Frank L. Driver
----------------------                            ----------------------
Timothy S. Driver                                 Frank L. Driver
Director                                          Director, President and Chief
Date: April 24, 2002                              Executive and Financial
                                                  Officer
                                                  Date: April 24, 2002





                      Annual Report on Form 10-K Item 8,
                     Item 14(a) (1) and (2), (c) and (d)

                      List of Financial Statements and
                       Financial Statement Schedules

                              Certain Exhibits

                       Financial Statement Schedules



                   Driver-Harris Company and Subsidiaries

                           December 31, 2001

                   Driver-Harris Company and Subsidiaries
                      Form 10-K Item 14(a) (1) and (2)
         List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of Driver-Harris Company and Subsidiaries are included in Item 8:

Consolidated Balance Sheets - December 31, 2001 and 2000          Page      14

Consolidated Statements of Operations - Years ended December 31,
2001, 2000 and 1999                                               Page      15

Consolidated Statements of Stockholders' Equity - Years ended
December 31, 2001, 2000 and 1999                                  Page      16

Consolidated Statements of Cash Flows - Years ended December 31,
2001, 2000 and 1999                                               Page      17

Notes to Consolidated Financial Statements                        Page      18


The following consolidated financial statement schedules of Driver-Harris Company and
Subsidiaries are included in Item 14(d):

Schedule I  -  Condensed Financial Information of Registrant      Page      33

Schedule II -  Valuation and Qualifying Accounts                  Page      37


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


Report of Independent Auditors
Board of Directors

Driver-Harris Company


We have audited the accompanying consolidated balance sheets of Driver-Harris Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed at item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain foreign consolidated subsidiaries which statements reflect total assets constituting 7% in 2001 and 10% in 2000, and total revenues constituting 11% in 2001, 11% in 2000 and 9% in 1999 of the related consolidated totals. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for such subsidiaries, is based solely on the reports of other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Driver-Harris Company and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Dublin, Ireland
April 9, 2002,                                          /s/  ERNST & YOUNG



            REPORT OF THE INDEPENDENT AUDITORS TO THE SHAREHOLDERS
                                    of
                     KINGSTON CABLE DISTRIUBTORS LIMITED


We have audited the accompanying balance sheets of Kingston Cable Distributors Limited as of 31 December 2001 and 31 December 2000 and the related statements of profit and loss, stockholder's equity and cash flows for each of the three years in the period ended 31 December 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit


Basis of Opinion
We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingston Cable Distributors Limited as of 31 December 2001 and 31 December 2000, and the results of its operations and cash flows for each of the three years in the period ended 31 December 2001 in conformity with generally accepted accounting principles of the United States.




Date:  10 April, 2002                            /s/  James, Stanley & Co.
                                                      Registered Auditors
                                                      Chartered Accountants
                                                      1733 Coventry Road
                                                      South Yardley
                                                      Birmingham
                                                      B26 1DT
                                                      United Kingdom



                      Driver-Harris Company and Subsidiaries
                          Consolidated Balance Sheets
                          Dollar Amounts in Thousands
                                                     December 31

Assets                                          2001              2000
Current Assets:
     Cash                                    $   250           $   428
     Receivables, less allowances of $231
        and $281                               6,780             9,657
     Assets held for sale                        234                 -
     Inventories:
        Materials                                206               353
        In process                               246               188
        Finished                               2,314             4,032
                                             -------          --------
                                               2,766             4,573

     Prepaid expenses                            251               468
                                             -------          --------
Total current assets                          10,281            15,126


Assets held for sale                             127                 -
Property, plant and equipment, at cost:
     Land and buildings                        2,354             2,952
     Machinery and equipment                   3,410             3,406
     Office equipment                            425               462
                                             -------           -------
                                               6,189             6,820

Less accumulated depreciation and
   Amortization                                3,034             2,895
                                             -------           -------
                                               3,155             3,925
                                             -------           -------
Total assets                                 $13,563           $19,051
                                             =======           =======

See accompanying notes.


                    Driver-Harris Company and Subsidiaries
                    Consolidated Balance Sheets (continued)
                         Dollar Amounts in Thousands
                                                     December 31

Liabilities and stockholders' equity            2001              2000
Current liabilities:
      Short-term borrowing                    $ 5,785           $  6,202
      Current portion of long-term debt           474                395
      Note Payable to PBGC                      1,434                  -
      Accounts payable                          4,905              5,727
      Accrued expenses                          1,912              2,297
      Loan payable to officer                      41                 58
      Income taxes payable                          -                 23
                                             --------           --------
Total current liabilities                      14,551             14,702

Long-term debt                                     36              1,651
Deferred Grants                                   361                421
Deferred foreign income taxes                       -                148
Postretirement benefit liabilities and
  other Liabilities                               570                598
                                             --------           --------
                                               15,518             17,520

Stockholders' equity:
      Common stock -- par value $0.83 1/3 per share:
            Authorized 3,000,000 shares; issued 1,513,941
            shares at December 31, 2001 and 1,480,307 at
            December 31, 2000 (including 39,595 and 39,595
            treasury shares at December 31, 2001
            and 2000)                           1,320              1,292
      Additional paid-in capital                2,425              2,419
      Retained loss                           (3,376)              (125)
      Accumulated other comprehensive loss    (2,324)            (2,055)
                                             --------           --------
Total shareholders' equity and (net capital
  deficiency)                                 (1,955)              1,531
Commitments and contingencies
                                             --------           --------
                                              $13,563            $19,051
                                             ========           ========

See accompanying notes.


                     Driver-Harris Company and Subsidiaries
                      Consolidated Statements of Operations
                 Dollar Amounts in Thousands, Except per Share Data
                                                 Year ended December 31
                                            2001           2000           1999

Revenues:
      Net sales                           $30,868        $37,689         $36,679
      Other                                    65             77             103
                                         --------       --------        --------
                                           30,933         37,766          36,782

Costs and expenses:
      Cost of sales                        29,172         33,709          31,924
      Selling, general and administrative   4,418          4,446           4,483
                                         --------       --------        --------
                                          (2,657)          (389)             375

Interest expense                              802            647             622
Foreign exchange gain and sundry             (22)           (85)           (145)
                                         --------       --------        --------
(Loss) before income taxes                (3,437)          (951)           (102)

Provision (benefits) for income taxes       (186)           (25)              47
                                         --------       --------        --------
Net (loss)                             $  (3,251)       $  (926)          $(149)
                                         ========       ========        ========


Basic net (loss) per share               $ (2.21)         $(.66)          $(.11)

Diluted net (loss) per share             $ (2.21)         $(.66)          $(.11)

See accompanying notes.

                     Driver-Harris Company and Subsidiaries
      Consolidated Statements of Stockholders' Equity (net capital deficiency)
                  For the three years ended December 31, 2001
                       Dollar Amounts in Thousands
                                                               Accumu.
                                                               Other
                                     Additional    Retained    Compre-
                           Common      Paid-In     Earnings    hensive
                            Stock      Capital     (Deficit)     Loss      Total
                         --------    --------     --------    -------   --------

Balance at January 1, 1999 $  1,233    $2,282        $950      $(796)    $3,669

Net loss                                            (149)                 (149)
Adjustment from exchange                                        (965)     (965)
  rate changes
Comprehensive Loss                                                      (1,114)
Directors', Officers' and
  employees compensation          1        27                                28
6,250 shares purchased by         1        24                                25
  Officers
                            ---------------------------------------------------

Balance at December 31, 1999  1,235     2,333         801     (1,761)     2,608

Net loss                                            (926)                 (926)
Adjustments from exchange                                       (294)     (294)
  rate changes
Comprehensive loss                                                      (1,220)
Directors', Officers' and
  employees' compensation        19        29                                48
13,000 shares issued as fee
  to Pension Benefit
  Guarantee Corporation          11        15                                26
32,579 shares purchased by       27        42                                69
  Officers
                            ---------------------------------------------------

Balance at December 31, 2000  1,292     2,419       (125)     (2,055)     1,531

Net loss                                          (3,251)               (3,251)
Adjustments from exchange
  rate changes                                                  (269)     (269)
Comprehensive loss                                                      (3,520)
12,955 shares issued to
  settle liabilities             11         2                                13
Directors' and Officers'
  Compensation                   17         4                                21
                            ---------------------------------------------------
Balance at December 31, 2001$ 1,320   $ 2,425   $ (3,376)   $ (2,324) $ (1,955)
                             ==================================================

See accompanying notes.

                     Driver-Harris Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                         Dollar Amounts in Thousands
                                                       Year ended December 31
                                                    2001        2000       1999

Operating activities
Net loss                                         $ (3,251)    $ (926)    $(149)
      Adjustments to reconcile net loss to
        net cash provided by (used in) operating
            activities:
               Depreciation and amortization of
                  deferred grants                     402         424       459
               Provision for doubtful accounts       (37)        (64)        28
               Gain on sale of fixed assets          (10)         (6)       (8)
               Non-cash fee to Pension Benefit
                 Guaranty Corporation                   -          26         -
               Non-cash compensation and
                 settlement of liabilities             34          48        28
               Receivables                          2,585         363   (2,074)
               Inventories                          1,589     (1,336)        59
               Prepaid expenses                       109       (132)       501
               Accounts payable, accrued expenses
                 and other liabilities            (1,194)         537     1,053
                                                   ----------------------------
Net cash provided by (used in)
  operating activities                                227     (1,066)     (103)

Investing activities
Capital expenditures                                (221)       (382)     (295)
Proceeds from sale of fixed assets                     17           6        26
                                                   ----------------------------
Net cash provided by (used in)
  investing activities                              (204)       (376)     (269)

Financing activities
Change in short-term debt                             112       1,907       356
Proceeds from issuance of long-term debt                -         103       180
Reduction of long-term debt                         (292)       (434)     (424)
Issuance of capital stock                               -          69        25
                                                   ----------------------------
Net cash provided by (used in)
  financing activities                              (180)       1,645       137

Effect of exchange rate changes on cash              (21)          24        74
                                                   ----------------------------
Net change in cash                                  (178)         227     (161)
Cash at beginning of year                             428         201       362
                                                   ----------------------------
Cash at end of year                                 $ 250       $ 428    $  201
                                                   ============================
Supplemental disclosure of cash flow information
Cash paid during the year for:
        Interest                                      671       $ 519    $  514
        Income taxes                                    -          25        60

Supplemental schedule of non-cash investing activities
    Capital lease obligations incurred for machinery
        and equipment                               $  23         $ -       $97

Certain amounts in prior periods have been reclassified to conform to the current year presentation

See accompanying notes.




                     Driver-Harris Company and Subsidiaries
                    Notes to Consolidated Financial Statements
                              December 31, 2001


1.  Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Driver-Harris Company (the "Company") and its wholly-owned subsidiaries, Irish Driver-Harris Co. Ltd., ("IDH"), and Kingston Cables Distributors Limited located in Ireland and the United Kingdom, respectively. Inter-company accounts, transactions and profits have been eliminated on consolidation.

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

Revenue Recognition

Sales revenues are recognized at the time that persuasive evidence of an arrangement exists, delivery has occurred, the related fee is fixed or determinable and collectibility is probable

Earnings per Common Share

Basic and diluted earnings per share are calculated in accordance with SFASB 128, "Earnings Per Share" as follows(in thousands, except per share data):

                                              2001          2000           1999

      Numerator:
      Net Loss                            $ (3,251)       $  (926)        $(149)

      Denominator:
         Basic earnings per share -
            weighted average shares       1,472,964      1,401,675     1,361,020
         Effect of dilutive shares -
            stock options                       114            660        12,805
                                         ----------     ----------    ----------
         Diluted earnings per share -
            adjusted weighted average
            shares                        1,473,078*     1,402,335*   1,373,825*

      Basic loss per share                 $ (2.21)        $ (.66)       $ (.11)

      Diluted loss per share               $ (2.21)        $ (.66)       $ (.11)

  *Adjusted weighted average shares not used since effect on earnings per share would be antidilutive.

Options to purchase approximately 78,000 (2000:78,000; 1999:55,000) shares of common stock on a weighted average basis were outstanding during the year but were not included in the computation of diluted earnings per share either because the options' exercise price was greater than the average market price of the common stock or because the Company incurred a loss for the year and therefore, the effect would be antidilutive.

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

Concentrations of Risk

The predominant number of the Company's customers are engaged in the construction, appliance and electrical equipment industries in Ireland and the U.K. The Company grants credit to its customers on open account. Two customers' outstanding balances represent 19.3% of consolidated receivables at December 31, 2001 compared to 22.0% of consolidated receivables at December 31, 2000. The majority of accounts receivable, including these customers, are insured against loss. These same customers each represented over 10% of consolidated revenues in 2001 (both in 2000 and one in 1999) and combined represent 19.4% of consolidated revenues in 2001 and 23.2% in 2000 and 20.3% in 1999.

As a result of its restructuring, the Company experienced a period where its cash flow and creditor payments were interrupted. Should the Company fail to manage its working capital in a way that permits it to pay its creditors on time, it could lose supply of raw materials or other goods that could severely damage its ability to trade.

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

Foreign Currency Options

To hedge against exposures to changes in foreign currency exchange rates on certain sales commitments and anticipated, but not yet committed sales, the Company occasionally enters into forward foreign currency option contracts. These contracts permit, but do not require, the Company to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established Irish Pound/Euro amounts at specified dates. The contracts are denominated in the same foreign currencies in which export sales are expected to be denominated. These contracts are designated and effective as hedges of probable quarterly export sales transactions, which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk. The continued effectiveness of these contracts as hedges is assessed periodically by analyzing the correlation between the actual export sales that occur and the degree of offset that the contracts provide.

There were no such contracts outstanding at any time during 2001. For earlier periods, prior to SFAS 133 the effects of movements in currency exchange rates on these instruments were recognized when the related sale was recorded. Realized and unrealized gains and losses on contracts that were not designated as hedges, that fail to be effective as hedges, or that related to sales that were no longer probable of occurring were included in income as foreign exchange gains or losses.

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

Impairment of Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This requirement had no effect on the financial statements in 2001, 2000 and 1999.

Comprehensive Income

Financial Accounting Standard 130, "Reporting Comprehensive Income (Loss)" (Statement 130 establishes guidelines for the reporting and display of comprehensive income and its components in financial statements;
Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss).

Restructuring

In the fourth quarter the Company announced a reduction in its workforce from 141 to 99 employees and the closure and relocation of one of its manufacturing facilities to its main plant in New Ross Ireland. The Company has also been in the process of selling its U.K. distribution business since the fourth quarter. The costs associated with the restructuring are approximately $100,000 and have been booked to selling, general and administrative expenses in the statement of operations. At the year-end approximately $45,000 was accrued.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998. SFAS 133, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at their fair value, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000 and therefore applied to the Company from the first quarter of 2001. Application of the new rules had no impact on the consolidated financial statements of the Company as it had no derivative or hedging transactions in 2001.

The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), in August 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

2.  Foreign Operations

Net assets that are located outside the United States and are included in the consolidated balance sheets are as follows (in thousands):

                                                    December 31
                                               2001              2000

      Assets
          Receivables                        $ 6,780             $9,657
          Inventories                          2,766              4,573
          Other current assets                   840                868
       Property, plant and equipment - net     3,155              3,925
                                            --------           --------
                                            $ 13,541            $19,023
                                            ========           ========


                                                    December 31
                                               2001              2000
      Liabilities
         Current Liabilities                $ 12,576            $14,332
            Long-term debt                        36                219
            Other long-term liabilities          361                548
            Deferred income taxes                  -                148
                                            --------           --------
                                              12,973             15,247
                                            --------           --------
      Net assets outside the United States     $ 568            $ 3,776
                                            ========           ========

Net income (loss) of the Company's foreign subsidiaries included in the accompanying financial statements amounted to approximately $(2,903) in 2001, $(490) in 2000, and $229 in 1999.

Because the Company plans to continue to finance foreign expansion and operating requirements by reinvesting a substantial portion of the undistributed earnings of its foreign subsidiaries, United States income taxes have not been provided on such earnings. Unremitted earnings of foreign subsidiaries at December 31, 2001 amounted to approximately $3.

3.  Leases

Property, plant and equipment includes the following amounts related to capital leases (in thousands):

                                                           December 31
                                                      2001             2000

Machinery and equipment and motor vehicles           $1,092         $ 1,260
Less accumulated amortization                           760             783
                                                     ----------------------
                                                     $  332           $ 477
                                                     ======================


Amortization of the assets recorded under capital leases is included in depreciation expense.

The future minimum rental commitments for all operating leases as of December 31, 2001 are as follows (in thousands):


                            Year             Obligation
                            2002               $   12
                            2003                    9
                            2004                    2
                                             --------
                                                $  23
                                             ========

Total rent expense under operating leases for 2001, 2000, and 1999 was $48, $78 and $72, respectively.

4.  Long-term Debt and Lines of Credit

Long-term debt is as follows (in thousands):

                                                         December 31
                                                     2001           2000

Note payable to Pension Benefit Guaranty Corp.     $     -         $ 1,305
      Other mortgage loans                             368             435
      Capitalized lease obligations                    142             306
                                                    ----------------------
                                                       510           2,046

      Less current portion                             474             395
                                                    ----------------------
                                                    $   36         $ 1,651
                                                    ======================


On April 10, 2000 the Company renegotiated the terms of the note payable to the Pension Benefit Guaranty Corporation (PBGC) whereby payment of such note as extended from September 30, 2000 to April 16, 2001. In exchange for this extension, the Company agreed to pay a fee by issuing 13,000 of its common shares to the PBGC and agreed that the interest rate on the note would remain at 7% per year compounded quarterly until October 1, 2000 at which time the interest rate increased to 11% per year. Interest is payable at maturity. The PBGC has the right to convert the entire unpaid principal and accrued interest into common stock of the Company at the price of $7.875 per share, until maturity. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC. The PBGC note was included in long-term debt in the Company's consolidated balance sheet in 2000.

On April 13, 2001 the Company re-negotiated the terms of the note due to the PBGC on April 16, 2001, whereby all payments of such note were deferred for two years. The note will be payable in ten equal annual payments beginning April 16, 2003 and ending April 16, 2012. The Company is in dispute with the PBGC as to the terms of the re-negotiated note. As a result of this dispute, the PBGC has notified the Company that it considers it in default and pending the determination of this issue the Company has considered it prudent to reclassify the note to short-term debt in the Company's consolidated balance sheet.

The Other mortgage loans, which are the liability of a subsidiary and are denominated primarily in Irish Pounds/Euro, bear interest at 8% and NIL respectively per year. These loans and the Irish subsidiary's operating credit lines are jointly collateralized by all of its assets with a book value of $13,169,000 at December 31, 2001. Under the terms of the loans, there are certain restrictions that limit the payment of dividends and management fees by the subsidiary to the Company.

Maturities of long-term debt at December 31, 2001 are as follows
(in thousands):

                               Capitalized
                                  Leases       Other

                   2002             $112        $ 368
                   2003               28            -
                   2004               10            -
                   2005                -            -
                   2006                -            -
                   Thereafter          -            -
                                  -------------------
                                    $ 150       $ 368
                   Less: Interest       8           -
                                  -------------------
                                    $ 142       $ 368
                                  ===================

At December 31, 2001, the Company and its subsidiaries had approved short-term lines of credit in the aggregate amount of approximately $6,185,000 of which $5,785,000, the maximum amount available based on the actual acceptable receivables at that date, was in use and is recorded as short-term borrowings on the balance sheet.

The weighted average interest rate on the short-term borrowings of the Company and its subsidiaries was 8.2%, 8.5% and 7.5% at December 31, 2001, 2000 and 1999, respectively.

Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments is as follows (in thousands):


                                                 Year End December 31
                                             2001                  2000
                                     Carrying      Fair      Carrying      Fair
                                      Amount       Value      Amount       Value
Non Derivatives
Cash and cash equivalents            $250         $250       $428        $428
Accounts receivable                  6,780        6,780      9,657       9,657
Short-term debt                      5,785        5,785      6,202       6,202
Accounts payable                     4,805        4,805      5,727       5,727
Note payable to the PBGC             1,434        1,813      1,305       1,436
Long-term debt                          36        36         345         345


The carrying amounts in the table are included in the statements of financial position under the indicated captions.

5.  Postretirement Benefits - Pensions and Health Care

Savings Plan

The parent company has a 401k profit sharing plan for eligible employees in the U.S. Each year the Company contributes 5% of each participant's annual compensation and matches participant's contributions up to an additional 5%. U.S. profit sharing expense for the years 2001, 2000 and 1999 was $4,771, $6,780 and $21,500, respectively

Pension

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

The following tables provide a reconciliation of the changes in the pension plans' benefit obligations and fair value of assets over the two year period ending December 31, 2001 and a statement of the funded status as of December 31 of both years (in thousands).

                                                      Pension Benefits
                                                         December 31
                                                    2001             2000

      Reconciliation of benefit obligation
            Obligation at January 1                $ 1,337           $ 1,588
               Service cost                            116               128
               Interest cost                           101               108

               Actuarial loss                           41                18
               Amendments                                -              (88)
               Benefit payments                       (95)             (294)
               Foreign currency exchange rate changes (72)             (123)
                                                    ------------------------
            Obligation at December 31                1,428             1,337

      Reconciliation of fair value of plan assets
            Fair value of plan assets at January 1   1,721             1,755
               Actual return on plan assets             74               150
               Employer contributions                  114               183
               Participant contributions                31                39
               Benefit payments                       (95)             (294)
               Foreign currency exchange rate changes (94)             (112)
                                                    ------------------------
            Fair value of plan assets invested in pooled separate
               account of an insurance company at    1,751             1,721
               December 31

      Reconciliation of Funded status
            Funded status at December 31               323               384
               Unrecognized actuarial (gain)          (38)             (156)
               Unrecognized prior service cost       (161)             (181)
                                                    ------------------------
            Prepaid benefit cost                       124                47
                                                    ========================

            Prepaid benefit cost                       145               100

            Accrued benefit liability                 (21)              (53)
                                                    ------------------------
               Net asset recognized                    124                47
                                                    ========================


Net pension expense for the Company's defined benefit pension plans for 2001, 2000 and 1999 included the following components (in thousands):

                                                             December 31
                                                     2001        2000       1999

Service cost for benefits earned during the year    $116      $ 128      $ 156
Interest cost on projected benefit obligation        101        108        116
Actual return on plan assets                        (74)      (150)      (192)
Net amortization and other                          (65)        105        152
                                                   ---------------------------
                                                      78        191        232
Less employee contributions                           31         39         35
                                                   ---------------------------
Net pension expense                                 $ 47      $ 152      $ 197
                                                   ===========================


The assumptions used in computing the preceding information at December 31, 2001, 2000 and 1999 are: an assumed discount rate of 8%, an assumed rate of compensation increase of 6% and an expected rate of return on plan assets of 8%.

The Company's Irish subsidiary commenced to operate a defined contribution plan in 2000. The amount charged to expense for this plan was $26,000 in 2001, $11,000 in 2000 and NIL in 1999.

The Company also has a supplemental pension plan which provides benefits to the estate of the former Chairman. The net liability for such benefits at December 31, 2001 was approximately $420,000 and is reflected in the balance sheet in postretirement benefit liabilities.

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

6.  Income Taxes

Income tax expense is composed of the following (in thousands):

                       2001       2000        1999

     Domestic         $  (37)    -             -
     Foreign:
          Current     $   (9)    $  (25)       $ 47
          Deferred      (140)         -           -
                     -----------------------------
                      $ (186)    $  (25)       $ 47
                     =============================


Pre-tax (loss) income attributable to domestic and foreign operations is as follows (in thousands):

                       2001        2000       1999

      United States   $ (385)      $ (436)  $   (378)
      Foreign         (3,052)        (515)        276
                    ---------------------------------
                    $ (3,437)      $ (951)     $(102)
                    =================================

Following is a reconciliation of income tax expense (credit) to the amount based on the U.S. statutory rate of 34% (2001, 2000 and 1999) (in thousands):

                                                 2001       2000       1999

Income taxes based on U.S. statutory rate       $ (1,169)    $ (323)    $  (35)

      Increase of valuation allowance                 306        148          7
      Taxes of foreign subsidiaries at rates
            different than U.S. statutory rate        677        150         75
                                                 ------------------------------
                                                  $ (186)    $  (25)       $ 47
                                                 ==============================


The components of deferred tax assets and liabilities at December 31, 2001 and 2000, were as follows (in thousands):

                                      2001                     2000
                                Assets     Liabilities    Assets   Liabilities

      Depreciation                            $200                   $ 204
      Accrued expenses                                   $ 12
      Tax loss carry forwards    $1,990                 1,550
      Sundry                         40                    44
                                 -----------------------------------------
                                  2,030        200      1,606          204

      Valuation allowance         1,830                 1,550
                                 -----------------------------------------
      Total                       $ 200       $200         56        $ 204
                                 =========================================

At December 31, 2001, the Company had approximately $3,830,000 of loss carry forwards available to offset future U.S. taxable income, approximately $1,380,000 to offset U.K. taxable income and approximately $2,740,000 to offset Irish taxable income. Such U.S. carry forwards expire between 2002 and 2021 and the U.K. carry forwards are indefinite. A valuation allowance of $1,830,000 and $1,550,000 has been provided at December 31, 2001 and 2000, respectively. These valuation allowances were established since it is more likely than not that the deferred tax assets, primarily the net operating loss carry forwards, will not be realized.

7.  Employee Stock Options

The 1983 Driver-Harris Employee Incentive Stock Option Plan that expired in 1993 provided for the grant of stock options at 100% of market value on date of grant that are intended to qualify as "incentive stock options" under
Section 422 of the Internal Revenue Code.  Under this plan, 15,000 and 30,000 shares of stock were reserved for issuance at December 31, 2001 and 2000 respectively.

In May 1999 the Company adopted the 1999 Driver-Harris Incentive Stock Option Plan for Directors, Officers and key employees. Two hundred thousand shares of stock are reserved for issuance under the plan. During 2001 employees were granted 1,750 options to acquire shares of common stock at an option price of $1.000 per share that represented the fair value of the Company's common stock at date of grant. During 2000 officers and employees were granted 35,000 options to acquire shares of common stock at an option price of $2.125 per share and 2,500 options to acquire shares of common stock at an option price of $1.375 per share which represented the fair value of the Company's common stock on date of grant. During 1999 non-employee directors were granted 4,500 options at an option price of $3.937 per share and officers and employees were granted 12,500 options at an option price of $3.937 per share and 2,500 options at an option price of $3.50 per share.
All of these option prices represented the fair value of the Company's common stock on date of grant. To date, no options have been exercised under this plan. Options for non-employee Directors vest over three years and options for Officers and employees vest over five years. The following table summarizes the Company's stock option activity and relevant information:

                                            Number
                                           of Options        Price Per Share

      Outstanding January 1, 1999 and        45,000               $4.00
         December 31, 1998
      Granted                                20,500               $3.86
      Exercised                             (6,250)               $4.00
                                           --------
      Outstanding December 31, 1999          59,250               $3.95

      Granted                                37,500               $2.08
      Expired                               (8,750)               $4.00
                                           --------
      Outstanding December 31, 2000          88,000               $3.15

      Granted                                 1,750               $1.00
      Expired                              (15,000)               $4.00
                                           --------
      Outstanding December 31, 2001          74,750               $2.93
                                           ========


                                         Weighted-
                                          Average
                           Options        Exercise
Date                      Exercisable      Price


December 31, 2001           31,900          $3.51
December 31, 2000           34,700          $3.98
December 31, 1999           38,750          $4.00


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


An analysis of options outstanding at December 31, 2001 is as follows:

Exercise Price            Number of         Weighted             Options
                           Options      average remaining        currently
                          Outstanding    contractual life       exercisable
                                            (in years)

$1.000                       1,750              9.4                  -
$1.375                       2,500              8.9                500
$2.125                      35,000              8.6              7,000
$3.500                       3,500              7.9              1,400
$3.937                      17,000              7.6              8,000
$4.000                      15,000              0.1             15,000


FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options under the fair value method of FASB 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999 respectively: weighted average risk free interest rate at 4.0%, 4.6% and 5.9%; expected volatility of 3.915, .696 and .721; weighted average expected option life of five years and an expected dividend yield of 0.0% for all years.

For purposes of pro format disclosures, the estimated fair value of the equity awards is amortized to expense over the option vesting period. The Company's pro forma information is as follows for the year ended December 31, 2001, 2000 and 1999 (in thousands, except per share data):

                                                2001          2000          1999

Pro forma net loss                           $ (3,271)      $939         $ (154)
Pro forma basic and diluted loss per share    $ (2.22)      $(0.67)      $(0.11)

These amounts may not necessarily be indicative of the proforma effect of FASB No. 123 for future period in which option may be granted. The weighted-average fair value of options granted during 2001 and 2000 respectively for options whose exercise price equals the market price of the common stock on the date of grant was $1.00 and $1.27.

During 2001, 2000 and 1999, the Company issued 20,639, 22,800 and 13,250 shares of stock respectively to non-executive Directors, officers and employees as compensation and bonus. Total compensation expense recorded in conjunction with the issuance of these shares was $21,000 in 2001, $48,000 in 2000 and $28,000 in 1999.

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

                                             Reportable Segments
                                      ---------------------------------------------------
                                        Parent     Manufacturing   Distribution
                                      Co. (U.S.)      (Ireland)        (U.K.)       Total

Year ended December 31, 2001
Revenues
      External revenues                               $ 27,419        $ 3,449    $ 30,868
      Inter-segment revenues                               780                        780
      Other revenues                     $10                55                         65
      Elimination of inter
          -segment revenue                               (780)                      (780)
                                      ---------------------------------------------------
Consolidated revenues                 $   10          $ 27,474        $ 3,449     $30,933

Net Loss                             $ (348)         $ (2,626)        $ (277)   $ (3,251)

Assets
      Total assets                     1,474            13,655          1,073      16,202
      Elimination of investment        (623)                                        (623)
      Elimination of inter-company
          Receivables                  (829)             (865)                    (1,694)
      Elimination of inter-company
          Inventory                                      (322)                      (322)
                                      ---------------------------------------------------
Total Assets                              22            12,468          1,073      13,563

Other Significant items
      Depreciation expense                               $ 414           $ 26       $ 440
      Interest expense                 $ 130             $ 628           $ 44       $ 802
      Expenditures for assets                            $ 221                      $ 221

Year ended December 31, 2000:
Revenues
      External revenues                               $ 33,662       $  4,027    $ 37,689
      Inter-segment revenues                             1,404                      1,404
      Other revenues                    $  1                60             16          77
      Elimination of inter-segment
          Revenue                                      (1,404)                    (1,404)
                                      ---------------------------------------------------
Consolidated revenues                   $  1          $ 33,722        $ 4,043    $ 37,766

Net Loss                              $(339)         $   (562)        $  (25)   $   (926)

Assets
      Total assets                    $1,480           $18,674         $2,300     $22,454
      Elimination of
          Investment                   (623)                                        (623)
      Elimination of inter-
          company receivables          (829)           (1,320)           (39)     (2,188)
      Elimination of inter-
          company inventories                            (592)                      (592)
                                      ---------------------------------------------------
Total Assets                         $    28          $ 16,762        $ 2,261     $19,051

Other Significant Items
      Depreciation expenses                               $434            $29        $463
      Interest expense                  $102              $498            $47        $647
      Expenditures for assets                             $368            $14        $382

Year ended December 31, 1999:
Revenues
      External revenues                                $33,222         $3,457     $36,679
      Inter-segment revenues                             1,127                      1,127
      Other revenues                     $14           $    89                        103
      Elimination of inter-
          segment revenue                              (1,127)                    (1,127)
                                      ---------------------------------------------------
Consolidated revenues                $    14           $33,311         $3,457     $36,782

Net Profit/(Loss)                     $(315)          $    182           (16)      $(149)

Assets
      Total assets                    $1,469           $18,385         $1,170     $21,024
      Elimination of
          Investment                   (623)                                        (623)
      Elimination of inter-
          company receivables          (829)             (215)          (133)     (1,177)
      Elimination of inter-
          company inventories                            (222)                      (222)
                                      ---------------------------------------------------
Total Assets                          $   17           $17,948         $1,037     $19,002

Other Significant Items
      Depreciation expenses                               $466            $39        $505
      Interest expenses                  $82              $484            $56        $622
      Expenditures for assets                             $295                       $295

9.  Financial Instruments

Off Balance Sheet Risk

The Company enters into forward exchange contracts to hedge certain firm sales commitments denominated in foreign currencies and to hedge certain anticipated but not yet committed sales expected to be denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. There were no contracts outstanding at either December 31, 2001 or 2000.

There were no gross deferred realized gains or losses from hedging firm sales commitments and anticipated but not yet committed sales transactions at December 31, 2001 and 2000.

10. Commitments and Contingencies

In May 22, 2001, the Company settled the lawsuit that had been filed by the landlord of an affiliate that claimed that the Company was guarantor of a lease signed by the affiliate and was therefore liable for unpaid back rent. Although the Company and its attorney believe that the suit was without merit, the settlement was made in order to minimize the resources required to prepare and mount a legal defense. The settlement calls for payments of $10,000 per quarter for twelve quarters, beginning on October 1, 2001, with subsequent payments due on the first business day of each subsequent quarter. The company failed to make the initial payment on October 1, 2001 therefore the landlord has the right to recommence suit.

11. Quarterly Results of Operations (unaudited)

The following table sets forth certain unaudited statement of operation results by quarter for 2001 and 2000.

                                         Quarters Ended
                         (Dollars in thousands, except per share amount)
               Mar.31   June 30   Sept.30   Dec.31   Mar.31   June 30   Sept.30   Dec.31
                2000     2000      2000      2000     2001      2001     2001      2001

                                  <C.
Net Sales     $11,081   $10,107    $7,902    $8,599    $8,688    $8,157    $7,408    $6,615

Gross Profit    1,268     1,277       680       832       907       464       506      (116)

Net Loss         (90)      (80)     (323)     (433)     (303)     (786)     (756)   (1,406)

Basic Net Loss
Per Share       (.07)     (.05)     (.24)     (.30)     (.21)     (.53)     (.51)    (.95)

Diluted Net Loss
Per Share       (.07)     (.05)     (.24)     (.30)     (.21)     (.53)     (.51)    (.95)

12. Subsequent Events (unaudited)

On April 17, 2002 the Company sold the goodwill, stocks and certain other assets of its UK distribution subsidiary to a competitor. The subsidiary retains receivables and accounts payable. As a condition of the transaction, the buyer will assist in collection of the receivables and payment of creditors. The transaction is not expected to have a significant impact on results for the current year. The Company expects to recover approximately $440,000 in working capital that had been invested in the company and which will be reinvested in the core manufacturing business in Ireland.

                     Driver-Harris Company and Subsidiaries
            Schedule I - Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                           Dollar Amounts in Thousands
                                                             December 31
                                                         2001            2000

      Assets
      Current assets:
          Cash                                         $     1          $    10
          Accounts receivable from subsidiaries            829              829
                                                      --------         --------
      Total current assets                                 830              839

      Investment in subsidiaries                                          2,910
      Other assets                                          21               18
                                                      --------         --------
      Total assets                                     $   851          $ 3,767
                                                      ========         ========

      Liabilities
      Current liabilities:
          Accounts payable                            $     53         $     39
          Accrued expenses                                 447              273
          Current portion long-term debt                 1,434                -
          Investment in subsidiary                         261                -
          Loan payable to officer                           41               58
                                                      --------         --------
      Total current liabilities                          2,236              370

      Long-term debt                                         -            1,305
      Postretirement benefit liabilities                   570              561
                                                      --------         --------
      Total liabilities                                  2,806            2,236

      Stockholders' equity
          Common stock                                   1,320            1,292
          Additional paid-in capital                     2,425            2,419
          Retained earnings(Accumulated deficit)       (3,376)            (125)
          Accumulated other comprehensive loss         (2,324)          (2,055)
                                                      --------         --------
      Total Stockholders' equity                       (1,955)            1,531

      Commitments (note 1)
                                                      --------         --------
      Total Liabilities and Stockholders' equity       $   851          $ 3,767
                                                      ========         ========


                     Driver-Harris Company and Subsidiaries
             Schedule I - Condensed Financial Information of Registrant
                       Condensed Statements of Operation
                          Dollar Amounts in Thousands
                                                      Years Ended December 31
                                                     2001       2000       1999

Fees from subsidiaries                              $ 157       $ 294     $  220
      Other income                                     10           1         14
                                                    ----------------------------
                                                      167         295        234

      Selling, general and administrative expenses    422         629        530
      Interest and financing expenses                 130         102         82
      Tax benefit                                    (37)           -          -
                                                    ----------------------------
      Loss before equity in net income, (loss)
      of subsidiaries                               (348)       (436)      (378)

      Equity in net (loss) income of subsidiaries (2,903)       (490)        229
                                                    ----------------------------
Net loss                                        $ (3,251)     $ (926)     $(149)
                                                    ============================


                     Driver-Harris Company and Subsidiaries
            Schedule I - Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flow
                         Dollar Amounts in Thousands
                                                            Years Ended December 31
                                                          2001         2000       1999

      Operating activities
      Net loss                                          $ (3,251)    $  (926)   $ (149)
      Adjustments to reconcile net (loss) income to
          net cash provided by (used  in) operating activities:
          Undistributed net (income) loss of
               Subsidiaries                                 2,903         490     (229)
          Non-cash compensation and fees                       34          74        28
          Increase (reduction) in retirement
               benefit liability                                7           4      (16)
          Accounts payable and accrued expenses               192         142        35
          Sundry                                              (6)        (12)        18
                                                         ------------------------------
      Net cash (used in) operating
          Activities                                        (121)       (228)     (313)

      Financing activities
      Increase in debt                                        129         100        81
      Issuance of capital stock                                 -          69        25
      Loan from Officer                                      (17)          58         -
                                                         ------------------------------
      Net cash provided by financing activities               112         227       106
                                                         ------------------------------
      Net change in cash                                      (9)         (1)     (207)
      Cash at beginning of year                                10          11       218
                                                         ------------------------------
      Cash at end of year                                    $  1       $  10     $  11
                                                         ==============================

      Supplemental disclosure of cash flow information
      Cash paid during the year for:
          Interest                                      $    -          $   1     $   1
                                                         ==============================


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


                     Driver-Harris Company and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                           Dollar Amounts in Thousands
<CAPTION
Col. A                              Col. B         Col. C         Col. D         Col. E

                                                Additions (1)
                                   Balance at    Charged to                      Balance
                                   Beginning     Costs and      Deductions        at End
Description                        of Period      Expenses        Describe      of Period

Year ended December 31, 2001:
    Deduction from
      related asset:
       Tax valuation
         Allowance                  $ 1,550       $ 306(2)            $(26)      $ 1,830
       Allowances for
         doubtful trade
         accounts                       281          (37)             (13)(1)        231
==========================================

Year ended December 31, 2000:
   Deduction from
     related asset:
        Tax valuation
          Allowance                 $ 2,715        $ 148(2)      $(1,313)(2)    $ 1,550
        Allowances for
          doubtful trade
          accounts                      459         (64)            (114)(1)        281
==========================================

Year ended December 31, 1999:
   Deduction from
     related asset:
        Tax valuation
          Allowance                 $ 2,708       $    7(2)                      $ 2,715
        Allowances for
          doubtful trade
          accounts                      601       $   28         $  (170)(1)         459
==========================================

(1) Accounts charged off during the year and adjustments due to currency fluctuations.

(2) The change in valuation allowance is principally due to the change in deferred tax assets and the deductions represent the elimination of the allowance for losses which have expired unused and currency fluctuations.