Form 10-Q
period 2002-03-31
DRIVER HARRIS CO
filed 2002-05-21
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  Form 10-Q



             [ X ]  Quarterly report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2002


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

Common Stock, $0.83 1/3 par value -- 1,474,346 shares as of May 20, 2002.



                              DRIVER-HARRIS COMPANY
                                   I N D E X

PART I FINANCIAL INFORMATION                                                             PAGE

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
        March 31, 2002 and December 31, 2001                                             3

     Condensed Consolidated Statements of
       Income - Three Months ended March 31,
        2002 and March 31, 2001                                                          4

     Condensed Consolidated Statements of Cash Flows -
        Three Months ended March 31, 2002 and
              March 31, 2001                                                             5

     Notes to Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                       8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
 (a) Reports on Form 8-K
         None filed in quarter

SIGNATURES                                                                               9


                DRIVER-HARRIS COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Amounts in thousands)
                                                                             March 31,      December 31,
                                                                                2002                 2001
                                                                             -----------          ------------
ASSETS                                                                       (Unaudited)
Current assets:
Cash                                                                         $   80               $    250
Accounts receivable - net                                                    6,311                6,780
Assets held for sale                                                         -                    234
Inventories:
     Materials                                                               952                  206
     Work in process                                                         177                  246
     Finished products                                                       1,210                2,314
                                                                             -------              -------
                                                                             2,339                2,766

Prepaid expenses                                                             277                  251
                                                                             -------              --------
Total current assets                                                         9,007                10,281

Assets held for sale                                                         127                  127
Property, plant & equipment - net                                            2,988                3,155
                                                                             --------             --------
                                                                             $ 12,122             $ 13,563
                                                                             ======               ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                                                   $  4,280             $  5,785
     Current portion of long-term debt                                       415                  474
     Note payable to PBGC                                                    1,474                1,434
     Accounts payable                                                        4,458                4,905
     Accrued expenses                                                        2,370                1,912
     Loan payable to officer                                                 40                   41
                                                                             --------             ---------
Total current liabilities                                                    13,037               14,551

Long-term debt                                                               17                   36
Deferred Grants                                                              344                  361
Postretirement benefit liabilities                                           578                  570
                                                                             ------               --------
                                                                             13,976               15,518

Stockholders' equity:
     Common stock                                                            1,320                1,320
     Additional paid-in capital                                              2,425                2,425
     Retained earnings                                                       (3,342)              (3,376)
     Accumulated other comprehensive loss                                    (2,257)              (2,324)
                                                                             ---------            ---------
Stockholders' equity                                                         (1,854)              (1,955)
                                                                               ---------          --------
                                                                             $ 12,122             $ 13,563
                                                                              =======             ======

See accompanying notes.


                     DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (Dollar amounts in thousands, except per share data)
                                                                          THREE MONTHS ENDED
                                                                                          March 31
                                                                                   2002              2001
                                                                                  ------              ------
                                                                                (Unaudited)     (Unaudited)
Net sales                                                                       $ 5,921               $8,688
Other revenues                                                                  19                    20
                                                                                ----------            ---------
Total Revenues                                                                  5,940                 8,708

Cost of sales                                                                   5,279                 7,801
                                                                                ---------             --------
Gross Profit                                                                    661                   907

Selling, general and administrative
   expenses                                                                     886                   999
                                                                                -------               -------
Operating income (loss)                                                         (225)                 (92)

Other charges (credits):
Gain on disposal of assets held for sale                                        (239)                 -
Interest                                                                        103                   222
Foreign exchange (gain) loss                                                    (123)                 26
                                                                                ------                -------
Profit (loss) before income taxes                                               34                    (340)

Benefits from Income taxes                                                      -                     (37)
                                                                                --------              --------
Net Income (Loss)                                                               $  34                 $    (303)
                                                                                =====                 =====


BASIC NET (LOSS) INCOME PER SHARE                                               $ .02                  $ (.21)

DILUTED NET (LOSS) INCOME PER SHARE                                             $ .02                 $ (.21)


Basic earnings per share - weighted
   average shares                                                               1,474,346             1,468,740

Diluted earnings per share - adjusted
   weighted average shares                                                      1,474,346             1,468,740





                      DRIVER-HARRIS COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (Amounts in thousands)
                                                                                        THREE MONTHS ENDED
                                                                                                        March 31
                                                                                                   --------------------
                                                                                        2002          2001
                                                                                        ------              ------
                                                                                      (Unaudited)   (Unaudited)
OPERATING ACTIVITIES
   Net income (loss)                                                                    $  34         $   (303)
     Adjustments to reconcile net income/(loss)
       to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                 96            94
         Gain on disposal of assets held for sale                                       (239)         -
         Receivables                                                                    306           (1,277)
          Inventories                                                                   362           (235)
          Prepaid expenses                                                              79            155
          Accounts payable and accrued expenses                                         47            (215)
          Sundry                                                                        -             24
                                                                                        ---------     -------
CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                                             685           (1,757)

INVESTING ACTIVITIES
         Capital expenditures                                                           (5)           (6)
         Sundry                                                                         525           -
                                                                                        -------       -------
CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                                                              520           (6)

FINANCING ACTIVITIES
         Change in short-term debt                                                      (1,378)       1,859
          Proceeds from Issuance of long-term debt                                      -             35
          Reduction of long-term debt                                                   (17)          (82)
          Sundry                                                                        -             (10)
                                                                                        -------       --------
CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                                             (1,395)       1,802

Effect of exchange rate changes on cash                                                 20            (65)
                                                                                        --------      -------
Net change in cash                                                                      (170)         (26)
Cash at beginning of year                                                               250           428
                                                                                        -------       -------

     CASH AT END OF PERIOD                                                              $   80        $   402
                                                                                        ======        =====

See accompanying notes.



NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. These financial statements include all adjustments that are, in the opinion of management, necessary to a fair presentation of the results for the interim period.

2 - Investments in Related Company and Other Subsidiaries
The Company owns Irish Driver-Harris Co. Ltd. ("IDH"), located in Ireland.

3 - Comprehensive Income
The components of comprehensive income as presented under Financial Accounting Standard 130, "Reporting Comprehensive Income", for the three months periods ended March 31, 2002 and 2001 are as follows:

                                                                                   2002            2001
          Net income (loss)                                                         $ 34           $ (303)
          Foreign currency translation adjustment                                   67             (262)
                                                                                    --------       -------
          Comprehensive income (loss)                                               $ 101          $(565)
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

5 - Subsequent Event
On April 17, 2002 the Company sold the goodwill, stocks and certain other assets of its U.K. distribution subsidiary to a competitor. The subsidiary retains receivables and accounts payable. As a condition of the transaction, the buyer will assist in collection of receivables and payment of creditors. The transaction is not expected to have a significant impact on results for the current year.

The Company expects to recover approximately $440,000 in working capital that had been invested in the company that will be reinvested in the core manufacturing business in Ireland.

Following the closure of the subsidiary, the Company will have no U.K. operations. Management believes that the transaction will permit a greater focus on the core manufacturing business in Ireland.

                                                                           Reporting Segments
                                                  Parent Co.       Manufacturing      Distribution       Total
                                                     (U.S.)               (Ireland)                 (U.K.)

Three months ended March 31, 2002:
Revenues
   External revenues                                       $ 5,155             $ 766               $5,921
   Inter-segment revenues                                  130                                     130
   Other revenues                      $   19                                                      19
   Elimination of inter-
     segment revenues                                      (130)                                   (130)
Consolidated revenues                  19                  5,155               766                 5,940

Net Loss                               (121)               193                 (38)                34

Assets
   Total assets                        1,475               12,308              883                 14,666
   Elimination of investment           (623)                                                       (623)
   Elimination of inter-
     company receivables               (829)               (867)                                   (1,696)
   Elimination of inter-
     company inventory                                     (225)                                   (225)
                                       -------             ---------           --------            ---------
Total assets                           23                  11,216              883                 12,122

Other Significant Items
   Depreciation expense                                    101                 4                   105
   Interest expense                    40                  59                  4                   103
   Expenditures for assets                                 5                                       5

Three months ended March 31, 2001:
Revenues
   External revenues                                       $ 7,715             $ 973               $8,688
   Inter-segment revenues                                  284                                     284
   Other revenues                      $   9               11                                      20
   Elimination of inter-
     segment revenues                                      (284)                                   (284)

Consolidated revenues                  9                   7,726               973                 8,708

Net Loss                               (22)                (246)               (35)                (303)

Assets
   Total assets                        1,492               18,768              2,136               22,396
   Elimination of investment           (623)                                                       (623)
   Elimination of inter-
     company receivables               (829)               (1,397)                                 (2,226)
   Elimination of inter-
     company inventory                                     (562)                                   (562)
                                       -------             --------            --------            --------
Total assets                           40                  16,809              2,136               18,985

Other Significant Items
   Depreciation expense                                    97                  6                   103
   Interest expense                    36                  172                 14                  222
   Expenditures for assets                                 6                                       6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition
The ratio of current assets to current liabilities was 0.69 at March 31, 2002 compared to 0.71 at December 31, 2001.

At March 31, 2002, the Company's subsidiaries had approximately
$6.3 million in available short-term bank credit lines of which $4.3 million was in use. The maximum amount the Company may borrow under these credit lines at nay point in time fluctuates in proportion to and is limited to the value of the company's receivables.

The Company believes it has adequate cash flow to meet its ongoing operating obligations including debt repayments and capital commitments in Ireland, based on a plan to reduce inventories and receivables in line with the restructuring plan. The restructuring implemented in 2001 is simplifying the Company's operations, leading to very significantly reduced debt levels and reduced dependence upon low margin products. The Company believes the actions it has taken will result in a return to stability and reduce its exposure to the competitive pressures of the ongoing consolidation in its industry.

The Company has a note payable to the Pension Benefit Guarantee Corporation ("PBGC") for which the due date was extended on April 10, 2000 to April 16, 2001. On April 13, 2001, the Company re-negotiated the terms of the note due to the PBGC whereby all payments of such note were deferred for two years. The note will be payable in ten equal annual payments beginning April 16, 2003 and ending April 16, 2012. The Company is in dispute with the PBGC as to the terms of this re-negotiated note. As a result of this dispute, the PBGC has notified the Company that it considers it in default and pending the determination of this issue the Company has considered it prudent to reclassify the note to short-term debt in the Company's consolidated balance sheet. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

Market Risks

Foreign Currency Fluctuations
With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. Dollar, Euro and the British Pound Sterling. The Company is periodically involved in hedging currency between the Euro and the British Pound Sterling through the use of futures contracts that are relatively short-term in nature. The Company historically has experienced minimal gains and losses on such foreign currency hedging.

Debt Instruments

The Company's long-term debt of $1,906,000, including the current portion, is primarily fixed rate debt of which $1,474,000 is U.S. denominated with the remaining balance primarily denominated in Euro. The Company's remaining debt of $4,280,000 is solely comprised of variable rate, short-term facilities denominated primarily in Euro that does not subject the Company to significant interest rate risk. The Company estimates that a 1% increase in the interest rate on the borrowing would increase annual interest expense by approximately $47,000.

Results of Operations
Net sales to customers decreased by 31.8% during the first quarter of 2002 compared to the first quarter of 2001. Manufacturing revenue decreased by 33.2% while distribution sales decreased by 21.2%. Units shipped in manufacturing decreased by 24.0%. The gross profit percentage increased to 10.8% in 2002 compared to 10.2% in 2001. This is primarily attributable to an improvement in the mix of products offset by lower selling prices in the market. Improved mix was possible due to the restructuring that permitted the Company to focus on higher margin products and customers. Selling, general and administrative expenses decreased by 11% in absolute dollar terms when compared with first quarter last year but increased to 15% of net sales compared to 11.5% for the same period due to the fact that the reduction in overheads were proportionally lower than the reduction in sales revenue for the period, and that costs and expenses during the quarter for restructuring charges were higher than usual.

In February, the Company sold its property located in Dublin, Ireland. The sale resulted in a one-time profit of $239,000 during the quarter.

The Company had a foreign exchange gain of $123,000 for the three months ended March 31, 2002 compared to a loss of $26,000 for the three months ended March 31, 2001. This gain was due to the effect of the translation of Sterling denominated receivables and payables into Euro.

The Company has tax loss carryforwards of approximately $3,830,000 available to offset future U.S. taxable income, which expire between 2002 and 2021.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DRIVER-HARRIS COMPANY



Date: May 20, 2002                       By:    Frank L. Driver
      -----------------------                  ---------------------------
                                                       Chief Financial Officer