Form 10-Q
period 2002-06-30
DRIVER HARRIS CO
filed 2002-08-19
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   Form 10-Q



         [ X ]  Quarterly report pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2002


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

Common Stock, $0.83 1/3 par value -- 1,474,346 shares as of August 19, 2002.




                        DRIVER-HARRIS COMPANY
                              I N D E X

PART I FINANCIAL INFORMATION                                                                PAGE

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheets
        June 30, 2002 and December 31, 2001                                                 3

     Unaudited Condensed Consolidated Statements of
        Loss - Three and six Months ended June 30,
        2002 and June 30, 2001                                                              4

     Unaudited Condensed Consolidated Statements of Cash Flows -
        Six Months ended June 30, 2002 and
        June 30, 2001                                                                       5

     Notes to Financial Statements                                                          6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                          8

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                9

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits
     (b) Reports on Form 8-K

SIGNATURES                                                                                 10


                DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Amounts in thousands)
                                                                          June 30,          December 31,
                                                                           2002                 2001
                                                                         -----------          ---------
                                                                        (Unaudited)
ASSETS
Current assets:
Cash                                                                      $ 135                $ 250
Accounts receivable - net                                                 5,378                6,780
Assets held for sale							  -		       234
Inventories:
     Materials          	                                          321                  206
     Work in process                                                      196                  246
     Finished products                                                    1,995                2,314
                                                                          --------             ------
                                                                          2,512                2,766

Prepaid expenses                                                          333                  251
                                                                          --------             ------
Total current assets                                                      8,358                10,281

Assets held for sale							  127		       127
Property, plant & equipment - net                                         3,362                3,155
                                                                          --------             ------
                                                                          $ 11,847             $ 13,563
                                                                          ========             ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                                                $ 4,144              $ 5,785
     Current portion of long-term debt                                    436                  474
     Note payable to Pension Benefit Guaranty Corp			  1,514                1,434
     Accounts payable                                                     4,314                4,905
     Accrued expenses                                                     2,708                1,912
     Loan payable to officer                                              40                   41
                                                                          --------             -------
Total current liabilities                                                 13,156               14,551

Long-term debt                                                            16                   36
Deferred Grants                                                           383                  361
Postretirement benefit liabilities                                        589                  570
									  --------             -------
Total Liabilities							  14,144               15,518

Stockholders' equity:
     Common stock                                                         1,320                1,320
     Additional paid-in capital                                           2,425                2,425
     Accumulated deficit                                                  (3,836)              (3,376)
     Accumulated other comprehensive loss                                 (2,206)              (2,324)
                                                                          ---------            -------
Stockholders' equity                                                      (2,297)              (1,955)
                                                                          ---------            -------
                                                                          $ 11,847             $ 13,563
                                                                          =========            =======

See accompanying notes.


                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)
                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               June 30                           June 30
                                        2002             2001             2002             2001
                                       -------          -------          --------         ------
Net sales                              $4,749          	$8,157           $10,670          $16,845
Other revenue                          4                15               23               35
                                       -------          -------          --------         ------
Total Revenue                          4,753            8,172            10,693           16,880

Cost of sales                          4,329            7,708            9,608            15,509
                                       -------          -------          --------         ------
Gross profit                           424              464              1,085            1,371

Selling, general and
 administrative expenses               752              1,108            1,638            2,107
                                       ------           --------         --------         ------

Operating income (loss)                (328)            (644)            (553)            (736)

Other charges (credits):
Gain on assets held for sale	       -                -                (239)            -
Interest                               133              227              236              449
Foreign exchange (gain) loss           33               (85)             (90)             (59)
                                       --------         --------         --------         ------
Loss before income taxes               (494)            (786)            (460)            (1,126)

Income taxes                           -                -                -                (37)
                                       --------         --------         --------         ------
NET LOSS                               $ (494)          $ (786)          $ (460)          $ (1,089)
                                       ========         ========         ========         ======

BASIC NET LOSS PER SHARE               $(.34)           $(.53)           $(.31)           $(.74)
                                       ========         ========         ========         ======
DILUTED NET LOSS PER SHARE             $(.34)           $(.53)           $(.31)           $(.74)*
                                       ========         ========         ========         =======


Basic earnings per share-weighted
   average shares                      1,474,346        1,471,543        1,474,346        1,471,543
Diluted earnings per share-weighted
   average shares                      1,474,346        1,471,543        1,474,346        1,471,543

* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.
See accompanying notes.



            DRIVER-HARRIS COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    (Amounts in thousands)
                                                          SIX MONTHS ENDED
                                                              June 30
                                                      ----------------------
                                                       2002            2001
                                                      ------          ------
OPERATING ACTIVITIES
   Net income (loss)                                  $ (460)         $ (1,089)
     Adjustments to reconcile net loss
       to net cash provided by operating activities:
          Depreciation and amortization               193             185
          Gain on disposal of assets held for sale    (234)           -
          Receivables                                 1,941           (1,028)
          Inventories                                 588             (116)
          Prepaid expenses                            (69)            241
          Accounts payable and accrued expenses       (532)           (244)
          Sundry                                      33              34
                                                      ---------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES             1,460           (2,017)

INVESTING ACTIVITIES
         Capital expenditures                         (49)            (32)
         Sundry                                       542             9
                                                      -------         -------
NET CASH USED IN INVESTING ACTIVITIES                 493             (23)

FINANCING ACTIVITIES
         Change in short-term debt                    (2,086)         2,133
          Issuance of long-term debt                  -               72
          Reduction of long-term debt                 (21)            (128)
          Sundry                                      -               (12)
                                                      -------         -------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                           (2,107)         2,065

Effect of exchange rate changes on cash               39              (220)
                                                      -------         -------
Net change in cash                                    (115)           (195)
Cash at beginning of year                             250             428
                                                      -------         -------

     CASH AT END OF PERIOD                            $ 135           $ 233
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

2 - Investments in Related Company and Other Subsidiaries
The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in Ireland.

3 - Comprehensive Income
The components of comprehensive loss as presented under Financial
Accounting Standard 130, "Reporting Comprehensive Income", for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                        Three Months                Six Months
                                                      2002         2001           2002          2001
         Net loss                                   $ (494)      $ (786)        $ (460)         $(1,089)
         Foreign currency translation adjustment    51           (148)          118             (410)
                                                    ---------    --------       ---------       ------
         Comprehensive loss                         $ (443)      $(934)         $ (342)         $(1,499)
                                                    =========    ========       =========       ======

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

5.  - Subsequent Event
The Company has been informed that it falls below certain minimum listing requirements of the American Stock Exchange. The Company has presented the Exchange with a plan to return to compliance. On July 10, 2002 the Exchange notified the Company that it had accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards could result in the Company being delisted from the American Stock Exchange.

                                                             Reporting Segments
                                   Parent Co.         Manufacturing       Distribution        Total
                                    (U.S.)              (Ireland)            (U.K.)
                                   ----------         -------------       ------------        ------
Six months ended June 30, 2002:
Revenues
   External revenues                                  $ 9,833             $ 837               $10,670
   Inter-segment revenues                             156                                     156
   Other revenues                 $ 23                                                        23
   Elimination of inter-
     segment revenues                                 (156)                                   (156)
Consolidated revenues             23                  9,833               837                 10,693

Net Loss                          (201)               (152)               (107)               (460)

Assets
   Total assets                   1,475               11,682              174                 13,331
   Elimination of investment      (623)                                                       (623)
   Elimination of inter-
     company receivables          (829)               (32)                                    (861)
                                  -----------         -------------       ------------        ------
Total assets                      23                  11,650              174                 11,847

Other Significant Items
   Depreciation expense                               208                 4                   212
   Interest expense               80                  149                 7                   236
   Expenditures for assets                            49                                      49

Six months ended June 30, 2001:
Revenues
   External revenues                                  $ 15,026            $ 1,819             $ 16,845
   Inter-segment revenues         		      $ 514                                   514
   Other revenues                 $ 9                 26                                      35
   Elimination of inter-
     segment revenues                                 (514)                                   (514)
Consolidated revenues             9                   15,052              1,819               16,880

Net Loss                          (170)               (892)               (27)                (1,089)

Assets
   Total assets                   1,504               17,665              2,102               21,271
   Elimination of investment      (623)                                                       (623)
   Elimination of inter-
     company receivables          (829)               (1,401)                                 (2,230)
   Elimination of inter-
     company inventory                                (616)             		      (616)
                                  -----------         -------------       ------------        ------
Total assets                      52                  15,648              2,102               17,802

Other Significant Items
   Depreciation expense                               192                 11                  203
   Interest expense               73                  350                 26                  449
   Expenditures for assets                            32                                      32


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Financial Condition
The ratio of current assets to current liabilities was 0.64 at June 30, 2002, compared to 0.71 at December 31, 2001.

At June 30, 2002, the Company's subsidiaries had approximately $5.8 million in available bank credit lines of which $4.1 million was in use. The maximum amount the Company may borrow under these credit lines at any point in time fluctuates in proportion to and is limited to the value of the Company's receivables.

The Company believes it has adequate cash flow from operations to meet its ongoing obligations including debt repayments and capital commitments in Ireland based on a plan to reduce inventories and receivables in line with the restructuring plan. The restructuring implemented in 2001 is simplifying the Company's operations, leading to very significantly reduced debt levels and reduced dependence on low margin products. The Company believes the actions it has taken will result in a return to stability and reduce its exposure to the competitive pressures of the ongoing consolidation in the industry.

The Company has a note payable to the Pension Benefit Guaranty Corporation ("PBGC") for which the due date was extended on April 10, 2000 to April 16, 2001. On April 13, 2001 the Company re-negotiated the terms of the note whereby all payments of such note were deferred for two years. The note will be payable in ten equal annual payments beginning April 16, 2003 and ending April 16, 2012. The Company is in dispute with the PBGC as to the terms of this renegotiated note. As a result of this dispute, the PBGC has notified the Company that it considers it in default and pending determination of this issue the Company has considered it prudent to reclassify the note to short-term debt in the Company's consolidated balance sheet. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

On April 17,2002 the Company sold the goodwill, stocks and certain assets of its UK distribution subsidiary to a competitor. Management believes that the transaction will permit a greater focus on the core manufacturing business in Ireland.

Market Risks

Foreign Currency Fluctuations
With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. dollar, Euro and the British Pound Sterling. The Company is periodically involved in hedging currency between the Euro and the British Pound Sterling through the use of futures contracts which are relatively short term in nature. The Company historically has experienced minimal gains and losses on such foreign currency hedging.

Debt Instruments
The Company's long term debt of $1,966,000 including the current portion, is primarily fixed rate debt of which $1,514,000 is U.S. denominated with the remaining balance denominated in Euro. The Company's remaining debt of $4,144,000 is solely comprised of variable rate, short-term facilities denominated primarily in Euro to cover banking overdraft that does not subject the Company to significant interest rate risk. The Company estimates that a 1% increase in the interest rate on the borrowings would increase annual interest expense by approximately $46,000.

Results of Operations

Six Months of 2002 Compared to 2001:

Net sales to customers decreased by 36.7% during the first six months of 2002 compared to 2001. Manufacturing revenue decreased by 34.7% while distribution sales decreased by 54.0%. Units shipped in manufacturing decreased by 33.1%. Manufacturing revenue decreased primarily as a result of the restructuring implemented in late 2001. The gross profit percentage increased to 10.0% in 2002 compared to 7.9% in 2001. This is primarily attributable to an improvement in the mix of products and sale of the distribution subsidiary in mid-April. Improved product mix was possible due to the restructuring which permitted the Company to focus on higher margin products and customers. Selling, general and administrative expenses decreased by 22.3% in absolute dollar terms when compared with the first half of last year but increased to 15.4% of net sales compared to 12.5% for the same period last year due to the fact that the reduction in overheads were proportionally lower than the reduction in sales revenues for the period, and that costs and expenses during the quarter for restructuring charges were higher than ususal.

In February, the Company sold its property located in Dublin, Ireland. The sale resulted in a one-time profit of $239,000 during the3 first half.

On April 17, 2002 the Company sold the goodwill, stocks and certain other assets of its UK distribution subsidiary to a competitor. The Company recovered approximately $400,000 in working capital that had been invested in this subsidiary.

The Company had a foreign exchange gain of $90,000 for the six months ended June 30, 2002 compared to a gain of $59,000 for the six months ended June 30, 2001. The gain was due to the effect of the translation of Sterling denominated receivables and payables into Euro.

Second Quarter of 2002 Compared to 2001:

Net sales to customers decreased by 41.8% during the second quarter of 2002 compared to the same period in 2001. This decrease is due to the policy of refusing orders below certain minimum margins, the restructuring implemented in late 2001 and the sale of the UK distribution subsidiary in mid-April 2002. Units shipped in the second quarter of 2002 decreased by 42.1% compared to the second quarter of 2001. The gross profit percentage increased to 8.8% in 2002 compared to 5.5% in 2001 due to reduced reliance on low margin business which resulted from the restructuring. Selling, general and administrative expenses increased to 15.8% of net sales compared to 13.6% in 2001 since sales decreased without a corresponding decrease in administrative costs.

On April 17, 2002 the Company sold the goodwill, stocks and certain other assets of its UK distribution subsidiary to a competitor. The Company recovered approximately $400,000 in working capital that had been invested in this subsidiary.

The Company has tax loss carry forwards of approximately $3,830,000 available to offset future U.S. taxable income which expire between 2002 and 2021.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 27, 2002 at the Company offices, 200 Madison Avenue, Convent Station, New Jersey.
a. The following Directors were reelected to serve for the ensuing year:Thomas J. Carey, Kenneth J. Mathews, Frank L. Driver, Timothy S. Driver.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits
Exhibit 99.1 Certification to 18 U.S.C. Section 1350, as Adopted Pursuant to
section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b.   Reports on Form 8-K
None filed in Quarter

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIVER-HARRIS COMPANY



Date: August 19, 2002                     By:    Frank L. Driver
---------------------                     -----------------------
                                          Chief Financial Officer


								Exhibit 99.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Driver-Harris Company for the Quarter ended June 30, 2002, I, Frank L. Driver, Chairman of the Board, President and Chief Executive Officer of Driver-Harris Company, hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that :

		(1)	such Quarterly Report on Form 10-Q for the Quarter
			ended June 30, 2002 fully complies with the require-ments of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2) 	the information contained in such Quarterly Report
			on form 10-Q for the Quarter ended June 30, 2002 presents, in all material respects, the financial condition and results of operations of Driver-Harris Company.


August 19, 2002					Frank L. Driver
                                                ---------------
						Chairman of the Board,
						President and Chief
						Executive Officer
						(Principal Executive Officer
						and Principal Financial
						Officer)