Form 10-Q
period 2002-09-30
DRIVER HARRIS CO
filed 2002-12-04
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   Form 10-Q



         [ X ]  Quarterly report pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002


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

Common Stock, $0.83 1/3 par value -- 1,474,346 shares as of November 19, 2002.




                        DRIVER-HARRIS COMPANY
                              I N D E X

PART I FINANCIAL INFORMATION                                                                PAGE

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheets
        September 30, 2002 and December 31, 2001                                             3

     Unaudited Condensed Consolidated Statements of
        Loss - Three and Nine Months ended September 30,
        2002 and September 30, 2001                                                          4

     Unaudited Condensed Consolidated Statements of Cash Flows -
        Nine Months ended September 30, 2002 and
        September 30, 2001                                                                   5

     Notes to Financial Statements                                                           6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                           8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits
     (b) Reports on Form 8-K

SIGNATURES                                                                                  10


                DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Amounts in thousands)
                                                                      September 30,          December 31,
                                                                           2002                 2001
                                                                         -----------          ---------
                                                                        (Unaudited)
ASSETS
Current assets:
Cash                                                                      $ 248                $ 250
Accounts receivable - net                                                 5,763                6,780
Assets held for sale                                                      -                    234
Inventories:
     Materials                                                            355                  206
     Work in process                                                      204                  246
     Finished products                                                    1,553                2,314
                                                                          --------             --------
                                                                          2,112                2,766

Prepaid expenses                                                          303                  251
                                                                          --------             --------
Total current assets                                                      8,426                10,281

Assets held for sale                                                      127                  127
Property, plant & equipment - net                                         3,224                3,155
                                                                          --------             --------
                                                                          $ 11,777             $ 13,563
                                                                          ========             ========
LIABILITIES
Current Liabilities:
     Short-term borrowings                                                $ 4,516              $ 5,785
     Current portion of long-term debt                                    417                  474
     Note payable to Pension Benefit Guaranty Corp			        1,556                1,434
     Accounts payable                                                     4,170                4,905
     Accrued expenses                                                     3,034                1,912
     Loan payable to officer                                              40                   41
                                                                          --------             -------
Total current liabilities                                                 13,733               14,551

Long-term debt                                                            3                    36
Deferred Grants                                                           368                  361
Postretirement benefit liabilities                                        597                  570
                                                                          --------             -------
Total Liabilities                                                         14,701               15,518

Stockholders' equity:
     Common stock                                                         1,320                1,320
     Additional paid-in capital                                           2,425                2,425
     Accumulated deficit                                                  (4,392)              (3,376)
     Accumulated other comprehensive loss                                 (2,277)              (2,324)
                                                                          ---------            -------
Stockholders' equity                                                      (2,924)              (1,955)
                                                                          ---------            -------
                                                                          $ 11,777             $ 13,563
                                                                          =========            =======

See accompanying notes.


                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
    	     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollar amounts in thousands, except per share data)
                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                             September 30                      September 30
                                        2002             2001             2002             2001
                                       -------          -------          --------         ------
Net sales                              $5,371          	$7,408           $16,041          $24,242
Other revenue                          31               13               54               48
                                       -------          -------          --------         ------
Total Revenue                          5,402            7,421            16,095           24,300

Cost of sales                          4,889            6,915            14,497           22,424
                                       -------          -------          --------         ------
Gross profit                           513              506              1,598            1,876

Selling, general and
 administrative expenses               913              1,005            2,551            3,111
                                       ------           -------          --------         ------

Operating (loss)                       (400)            (499)            (953)            (1,235)

Other charges (credits):
Gain on assets held for sale	       -                -                (239)            -
Interest                               169              169              405              618
Foreign exchange (gain) loss           (13)             88               (103)            29
                                       --------         --------         --------         ------
(Loss) before income taxes             (556)            (756)            (1,016)          (1,882)

Income taxes                           -                -                -                (37)
                                       --------         --------         --------         ------
NET (LOSS)                             $ (556)          $ (756)          $ (1,016)        $ (1,845)
                                       ========         ========         ========         ======

BASIC NET (LOSS) PER SHARE             $(.38)           $(.51)           $(.69)           $(1.25)
                                       ========         ========         ========         ======
DILUTED NET (LOSS) PER SHARE           $(.38)           $(.51)           $(.69)           $(1.25)*
                                       ========         ========         ========         =======


Basic earnings per share-weighted
   average shares                      1,474,346        1,472,477        1,474,346        1,472,477
Diluted earnings per share-weighted
   average shares                      1,474,346        1,472,477        1,474,346        1,472,477

* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.
See accompanying notes.



            DRIVER-HARRIS COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    (Amounts in thousands)
                                                         NINE MONTHS ENDED
                                                            September 30
                                                      ----------------------
                                                       2002            2001
                                                      ------          ------
OPERATING ACTIVITIES
   Net (loss)		                              $ (1,016)       $ (1,845)
     Adjustments to reconcile net (loss)
       to net cash provided by operating activities:
          Depreciation and amortization               303             292
          Gain on disposal of assets held for sale    (242)           35
          Receivables                                 1,602           1,102
          Inventories                                 881             434
          Prepaid expenses                            (45)            255
          Accounts payable and accrued expenses       (275)           (146)
          Sundry                                      -               2
                                                      ---------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES             1,208           129

INVESTING ACTIVITIES
         Capital expenditures                         (60)            (212)
         Sundry                                       567             9
                                                      -------         -------
NET CASH PROVIDED BY (USED IN)
	INVESTING ACTIVITIES                          507             (203)

FINANCING ACTIVITIES
          Change in short-term debt                   (1,872)         (130)
          Issuance of long-term debt                  121             98
          Reduction of long-term debt                 (34)            (171)
          Sundry                                      -               (15)
                                                      -------         -------
NET CASH (USED IN) FINANCING
 ACTIVITIES                                           (1,785)         (218)

Effect of exchange rate changes on cash               68              (112)
                                                      -------         -------
Net change in cash                                    (2)             (404)
Cash at beginning of year                             250             428
                                                      -------         -------

     CASH AT END OF PERIOD                            $ 248           $ 24
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

2 - Investments in Related Company and Other Subsidiaries
The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in Ireland.

3 - Comprehensive Income
The components of comprehensive loss as presented under Financial
Accounting Standard 130, "Reporting Comprehensive Income", for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                                        Three Months                Nine Months
                                                      2002         2001           2002          2001
         Net loss                                   $ (556)      $ (756)        $ (1,016)       $ (1,845)
         Foreign currency translation adjustment    (71)         197            47              (213)
                                                    ---------    --------       ---------       ------
         Comprehensive loss                         $ (627)      $(559)         $ (969)         $ (2,058)
                                                    =========    ========       =========       =========

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



                                                             Reporting Segments
                                   Parent Co.         Manufacturing       Distribution        Total
                                    (U.S.)              (Ireland)            (U.K.)
                                   ----------         -------------       ------------        ------
Nine months ended September 30, 2002:
Revenues
   External revenues                                  $ 15,204		  $ 837		      $ 16,041
   Inter-segment revenues                             178                                     178
   Elimination of inter-
     segment revenues                                 (178)                                   (178)
Consolidated revenues                                 15,204              837                 16,041

Net (Loss)                        (244)               (562)               (210)               (1,016)

Assets
   Total assets                   1,482               11,531              104                 13,117
   Elimination of investment      (623)                                                       (623)
   Elimination of inter-
     company receivables          (829)               112                                     (717)
                                  -----------         -------------       ------------        ------
Total assets                      30                  11,643              104                 11,777

Other Significant Items
   Depreciation expense                               328                 4                   332
   Interest expense               122                 274                 5                   401
   Expenditures for assets                            60                                      60

Nine months ended September 30, 2001:
Revenues
   External revenues                                  $ 21,579		  $ 2,673	      $ 24,252
   Inter-segment revenues         		      $ 681                                   681
   Other revenues                 $ 35                13                                      48
   Elimination of inter-
     segment revenues                                 (681)                                   (681)
Consolidated revenues             35                  21,592              2,673               24,300

Net (Loss)                        (256)               (1,484)             (105)               (1,845)

Assets
   Total assets                   1,473               16,041              1,835               19,349
   Elimination of investment      (623)                                                       (623)
   Elimination of inter-
     company receivables          (829)               (1,220)             (17)                (2,066)
   Elimination of inter-
     company inventory                                (502)             		      (502)
                                  -----------         -------------       ------------        ------
Total assets                      21                  14,319              1,818               16,158

Other Significant Items
   Depreciation expense                               305                 15                  320
   Interest expense               98                  486                 34                  618
   Expenditures for assets                            212                                     212


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Financial Condition
The ratio of current assets to current liabilities was 0.61 at September 30, 2002, compared to 0.71 at December 31, 2001.

At September 30, 2002, the Company's subsidiaries had approximately $5.8 million in available bank credit lines of which $4.5 million was in use. The maximum amount the Company may borrow under these credit lines at any point in time fluctuates in proportion to and is limited to the value of the Company's receivables.

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

Debt Instruments
The Company's long term debt of $1,974,000 including the current portion, is primarily fixed rate debt of which $1,556,000 is U.S. denominated with the remaining balance denominated in Euro. The Company's remaining debt of $4.5 million is solely comprised of variable rate, short-term facilities denominated primarily in Euro to cover banking overdraft that does not subject the Company to significant interest rate risk. The Company estimates that a 1% increase in the interest rate on the borrowings would increase annual interest expense by approximately $49,000.

Results of Operations

Nine Months of 2002 Compared to 2001:

Net sales to customers decreased by 33.9% during the first nine months of 2002 compared to 2001. Manufacturing revenue decreased by 40.2% while distribution sales decreased by 73.3%. Units shipped in manufacturing decreased by 28.0%. Manufacturing revenue decreased primarily as a result of the restructuring implemented in late 2001. The gross profit percentage increased to 9.6% in 2002 compared to 7.5% in 2001. This is primarily attributable to an improvement in the mix of products and sale of the distribution subsidiary in mid-April. Improved product mix was possible due to the restructuring which permitted the Company to focus on higher margin products and customers. Selling, general and administrative expenses decreased by 47.7% in absolute dollar terms when compared with the first nine months of last year but increased to 10.1% of net sales compared to 12.8% for the same period last year due to the fact that the reduction in overheads were proportionally lower than the reduction in sales revenues for the period.

In February, the Company sold its property located in Dublin, Ireland. The sale resulted in a one-time profit of $239,000 during the first half.

On April 17, 2002 the Company sold the goodwill, stocks and certain other assets of its UK distribution subsidiary to a competitor. The Company recovered approximately $400,000 in working capital that had been invested in this subsidiary.

The Company had a foreign exchange gain of $103,000 for the nine months ended September 30, 2002 compared to a loss of $29,000 for the nine months ended September 30, 2001. The gain was due to the effect of the translation of Sterling denominated receivables and payables into Euro.

Third Quarter of 2002 Compared to 2001:

Net sales to customers decreased by 27.5% during the third quarter of 2002 compared to the same period in 2001. This decrease is due to the policy of refusing orders below certain minimum margins, the restructuring implemented in late 2001 and the sale of the UK distribution subsidiary in mid-April 2002. Units shipped in the third quarter of 2002 decreased by 19.3% compared to the third quarter of 2001. The gross profit percentage increased to 8.9% in 2002 compared to 6.7% in 2001 due to reduced reliance on low margin business which resulted from the restructuring. Selling, general and administrative expenses increased to 17.0% of net sales compared to 13.5% in 2001 since sales decreased without a corresponding decrease in administrative costs.

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

DRIVER-HARRIS COMPANY



Date: November 19, 2002                   By:    Frank L. Driver
-----------------------                     -----------------------
                                          Chief Financial Officer


								Exhibit 99.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Driver-Harris Company for the Quarter ended September 30, 2002, I, Frank L. Driver, Chairman of the Board, President and Chief Executive Officer of Driver-Harris Company, hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that :

		(1)	such Quarterly Report on Form 10-Q for the Quarter
			ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2) 	the information contained in such Quarterly Report
			on form 10-Q for the Quarter ended September 30, 2002 presents, in all material respects, the financial condition and results of operations of Driver-
			Harris Company.


November 19, 2002				Frank L. Driver
                                                ---------------
						Chairman of the Board,
						President and Chief
						Executive Officer
						(Principal Executive Officer
						and Principal Financial
						Officer)