Form 10-K
period 2002-12-31
DRIVER HARRIS CO
filed 2003-05-09
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-K

            ___
           |_X_|   Annual report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002
            ___
           |___|   Transition report pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

          For the transition period from _____________ to ____________

                        Commission file number: 1-1212
                            DRIVER-HARRIS COMPANY

             (Exact name of registrant as specified in its charter)

      New Jersey                                     22-0870220
-----------------------                            ---------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                              200 Madison Avenue
                       Convent Station, New Jersey  07960
                     (Address of principal executive offices)

         Registrant's telephone number, including area code:   (973) 267-8100

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

The aggregate market value of the voting stock held by non-affiliates and the total number of common shares outstanding as of April 30, 2003:

Market Value - $221,152                Common Stock - 1,474,346 Shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the annual proxy statement anticipated to be filed on or about May 8,2003 are incorporated into Part III.

PART I

Item 1.    Business

General Development of Business

The Company is engaged in the business of manufacturing and marketing non-ferrous metal products, principally insulated electrical wire and cable through its wholly owned subsidiary, Irish Driver-Harris Co. Ltd., located in Ireland and in the U.K.

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

(f) The following amounts represent the backlog of orders believed to be firm as of the end of each year; all were expected to be filled within the following year:

                  Irish Driver-Harris Co. Ltd.

              December 31, 2002         $   380,000
              December 31, 2001             273,000

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

(j) The number of persons employed by the Registrant and its subsidiaries at the end of the last fiscal year was 101.

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

Executive Officers of the Registrant

         Name                 Age         Position with the Company

         Frank L. Driver       42         President and Chief Financial Officer
         Lavinia Z. Emery      58         Secretary and Assistant Treasurer

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

Item 2.    Properties

The principal property of the Registrant and its subsidiaries is a plant in Ireland, which was constructed in 1990 and is deemed adequate for the enterprise. The company also owns a dormant plant in Ireland, which it is offering for sale. Both plants are owned by the Irish subsidiary and subject to liens by lender.

Item 3.    Legal Proceedings

On May 22, 2001, the Company settled the lawsuit that had been filed by the landlord of an affiliate that claimed that the Company was guarantor of a lease signed by the affiliate and was therefore liable for unpaid back rent. Although the Company and its attorney believe that the suit was without merit, a settlement was made in order to minimize the resources required to prepare and mount a legal defense. The settlement calls for payments of $10,000 per quarter for twelve quarters, beginning on October 1, 2001, with subsequent payments due on the first business day of each subsequent quarter. The Company failed to make the initial payment on October 1, 2001, therefore the landlord has the right to recommence suit.

On February 12, 2003 DRH Investments, LLC and DRH Equity Investments, LLC (collectively DRH LLC) jointly filed a Schedule 13D, notifying the Security and Exchange Commission that it had purchased the Note from the PBGC and that it had purchased 60,400 and 85,000 shares of the Company equal to 4.1% and 5.8% of the outstanding equity of the Company. The joint filers indicated that they were considering a wide variety of possible courses of action with respect to the Note and the Company. DRH LLC is not a related party to the Company, its officers or directors.

On April 30, 2003, DRH Investments, LLC filed suit against the Company for breach of the Note and money had and received. DRH seeks (i) payment of US$1,484,150 plus interest from February 10, 2003, (ii) not less than 30,400 shares of Common Stock of the Company, (iii) penalties, costs and expenses associated with registering the Company shares, (iv) fees and costs incurred pursuant to the Note and other agreements, and (v) such other and further relief as the Court may deem just and proper.

Item 4.    Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 2002.


PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
Matters

(a) The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for the stock were as follows:

                                 2002                   2001
           Quarter          High       Low          High      Low

           First           $0.80      $0.75        $2.375    $0.688
           Second          $0.80      $0.34        $1.400    $0.600
           Third           $0.33      $0.20        $1.400    $1.220
           Fourth          $0.35      $0.15        $1.220    $0.850


(b)  The approximate number of common shareholders as of April 13, 2003 was
 375. This figure represents the sum of the number of shareholders of record, plus an estimate of the number of individual shareholders whose shares are held collectively by stockbrokers.

(c) The Company did not pay cash dividend during the five years ended December 31, 2002. The note payable to the Pension Benefit Guaranty Corporation (PBGC) prohibits the payment of cash dividends without permission of the PBGC (reference is made to Note 4 to the consolidated financial statements).

Item 6.    Selected Financial Data

                      2002        2001          2000        1999         1998
                       (Amounts in thousands, except per share data)

Net Sales and Other
Revenues            $22,071      $30,933      $37,766      $36,782      $40,529

Net Loss            (1,129)      (3,251)        (926)        (149)      (2,080)

Total Assets         12,470       13,563       19,051       19,002       20,564

Long-term Debt            -           36        1,651        1,914        2,142

Per Common Share:
Basic Net Loss     $  (.77)     $ (2.21)       $(.66)       $(.11)      $(1.55)
                   ========      =======       ======      =======       ======
Diluted Net Loss   $  (.77)     $ (2.21)       $(.66)       $(.11)      $(1.55)
                   ========      =======       ======      =======       ======

Basic Earnings Per Share
  Weighted Average Shares
  Outstanding         1,474        1,473        1,402        1,361        1,344
                      =====        =====        =====        =====        =====

Diluted Earnings Per Share
  Weighted Average Shares
  Outstanding         1,474        1,473        1,402        1,374*       1,355*
                      =====        =====        =====        =====        =====

* Adjusted weighted average shares outstanding was not used to calculate diluted earnings per share since the effect on earnings per share would be antidilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Financial Condition:

The Company, directly and through its subsidiaries, is engaged in the business of manufacturing insulated electrical wire and cable through its wholly owned subsidiary, Irish Driver-Harris Co. Ltd., located in Ireland.

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

On February 12, 2003 DRH Investments, LLC and DRH Equity Investments, LLC LLC (collectively DRH LLC) jointly filed a Schedule 13D, notifying the Security and Exchange Commission that it had purchased the Note from the PBGC and that it had purchased 60,400 and 85,000 shares of the Company equal to 4.1% and 5.8% of the outstanding equity of the Company. The joint filers indicated that they were considering a wide variety of possible courses of action with respect to the Note and the Company. DRH LLC is not a related party to the Company, its officers or directors.

On April 30, 2003, DRH Investments, LLC filed suit against the Company for breach of the Note and money had and received. DRH seeks (i) payment of US$1,484,150 plus interest from February 10, 2003, (ii) not less than 30,400 shares of Common Stock of the Company, (iii) penalties, costs and expenses associated with registering the Company shares, (iv) fees and costs incurred pursuant to the Note and other agreements, and (v) such other and further relief as the Court may deem just and proper.

Capital expenditures during the year totaled approximately $61,000, all of which was at the Company's Irish subsidiary. Cash flow was used to fund these capital expenditures. At December 31, 2001, the Company's subsidiaries had approximately $5,720,000 of available bank lines of credit of which $5,137,000 was outstanding at year-end. The Company had $329,000 in cash on hand at December 31, 2002.

The ratio of current assets to current liabilities was 0.63 at the end of 2002, compared with 0.71 at the end of 2001. The decrease is principally due to the losses in the year.

The Company believes it has adequate cash flow to meet its ongoing operating obligations including debt repayments and capital commitments in Ireland, based on a plan of continuous cost reductions, increased margins and minimal capital expenditure which will permit the Company to remain within the limits of its receivables discounting facility. The Company believes the actions it has taken will result in a return to stability and reduce its exposure to the competitive pressures of the ongoing consolidation in its industry.

The Company has struggled to meet supplier payments in the past two years due to the impact of cumulative losses and their impact on the net worth and reduced borrowing capacity. Going forward, the Company is dependant upon good collection of debtors, and maintaining inventories at low levels in order to meet payments to creditors.

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

Going Concern - The accounts have been prepared on the basis that the company is a going concern. Due to continuing losses including the heavy losses in 2002 and the fact that the Company has a deficiency of net assets and negative stockholders' equity, there are certain risks regarding the Company's ability to continue to trade in a normal manner. In the event that the Company was not a going concern, the asset values reflected in the balance sheet would likely have to be revised or reclassified and additional liabilities could arise and the classification of liabilities could be revised. Risks which exist for the Company's status as a going concern include the fact that lenders to the Irish operating subsidiary have severely limited the amount of funds that can be repatriated to the US parent company for payment of US operating expenses. Several of these expenses are critical to the viability of the Company and should funds be unavailable, the Company's going concern status could be threatened. In addition, certain creditors of the parent Company have potential claims against the Company. While these claims are not necessarily accepted by the Company and its attorneys, successful legal action by any of these creditors would impose severe cash requirements on the Company that could also place the Company's going concern status at risk. With regard to the preceding the Company is presently in negotiations to refinance the PBGC
note.    Further, the Company is dependent upon several key suppliers for raw materials. Should an interruption in supply of raw materials occur with any of these organizations, the Company would struggle to replace them with alternate suppliers. Finally, due to the serious nature of the losses, the lenders to the Company are constantly reviewing their ongoing level of support to the Company. If any of the credit lines to the Company are substantially reduced, the Company will face a liquidity shortfall. Management believes that the PBGC note can be satisfactorily renegotiated and that based on budgeted cash flows through December 31, 2003, it has adequate cash flow to meet its ongoing operating obligations including debt repayments and capital commitments in Ireland, based on a plan of continuous cost reductions, increased margins and minimal capital expenditure which will permit the Company to remain within the limits of its receivables discounting banking facility.

Acccounts Receivable - The Company reviews its accounts receivable on a regular basis and makes provision for amounts that are doubtful. During 2002, significant reserves were taken to reflect concerns about several accounts where collection is considered unlikely.

Market Risks

Foreign Currency Fluctuations

With operations in three different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. Dollar, Euro and the British Pound Sterling. The
Company is periodically involved in hedging currency between the Euro and the British Pound Sterling through the use of futures contracts that are relatively short term in nature. The Company historically has experienced minimal gains and losses on such foreign currency hedging and has not entered into any such transactions in 2001 or 2002.

Debt Instruments

The Company's long-term debt of $2,042,000, including the current portion and all of the PBGC balance now classified as current, is primarily fixed rate debt of which $1,598,000 is U.S. denominated with the remaining balance denominated in Euro. The Company's remaining debt of $5,137,000 is solely comprised of variable rate, short-term facilities denominated primarily in Euro to cover banking overdrafts. The Company estimates that a 1% increase in the interest rate on the borrowings would increase annual interest expense by approximately $51,000.

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

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

Units shipped were down 23.7% for 2002 compared to 2001 within manufacturing due to a scale back in productive capacity in the fourth quarter of 2001. Overall, net sales to customers decreased by 28.5% for the year ended December 31, 2002 compared to the prior year reflecting the Company restructuring. However, the gross profit percentage increased to 10.8% from 5.5% in 2001 as lower capacity permitted the company to more selectively sell higher margin products. Beginning in November of 2001, the profile of customers and products began to shift to higher margin, lower revenue areas. The result of this transformation of the business is to distort the year to
year comparisons.    Selling, general and administrative expenses increased
as a percentage of net sales to 15.0% in 2002 compared to 14.3% in 2001.
This was attributable to the Company's reduced revenue resulting from its scaled back production without a proportional reduction in overheads. Interest expense decreased in 2002 by 30.0% due to a reduction in working capital which resulted in reduced short term borrowings in combination with retirement of long term debt funded by asset sales.

On April 17, 2002 the Company sold the goodwill, stocks and certain other assets of its UK distribution subsidiary to a competitor. The subsidiary retained receivables and accounts payable. As a condition of the transaction, the buyer assisted in collection of receivables and payment of creditors.
The transaction did not have a significant impact on results for the current year.

There was no charge in 2002 to income tax at the Company's Irish subsidiary or at corporate level due to the losses incurred by both entities. The Company has tax loss carry forwards of approximately $3,944,000 available to offset future U.S. taxable income, which expire between 2003 and 2022 and approximately $4,909,000 to offset Irish taxable income. A valuation allowance of $1,615,000 and $1,830,000 has been provided at December 31, 2002 and 2001, respectively. These valuation allowances were established since it is considered more likely than not that the deferred tax assets, primarily the net operating loss carry forwards, will not be realized. See further discussion in Notes 1 and 6 to the consolidated financial statements.


Year ended December 31, 2001 compared to year ended December 31, 2000

Due to ongoing losses, the company announced a restructuring on October 15, 2001 which involved the reduction of the total employment by one-third, from 141 to 99 employees. The Company also announced closure of its manufacturing facility in Kilkenny with a relocation of this operation into the main factory in New Ross, Ireland. In addition, the Company closed its Dublin warehousing and distribution operations and relocated that activity to the main factory in New Ross. The Dublin property was sold and the Kilkenny property is being sold with the proceeds being used to reduce debt. In addition, the Company announced that it was scaling back its UK distribution operation and reducing employment there by one-third. The Company is projecting a reduced productive capacity in its main plant and expects revenue to reduce by approximately one-third. In its new structure, the Company will focus its activities on its higher margin products and customers and will eliminate the lower margin products from its range of cables produced. The results of the restructuring have been to sharply reduce the assets employed to operate the business with a concurrent reduction of debt and interest expense. The Company is in a transition period where it is redefining its customer and product profiles to focus on higher margin, specialized products.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None



PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table summarizes the principal occupations and business experience during the past five years, as well as certain other information as of March 31, 2003, for each nominated director:

                         Principal Occupation                  Company Common    % of
                         During Last Five                          Stock      Outstanding
                         Years and other               Director  Beneficially    Common
Name               Age   Directorships                   Since      Owned (1)     Stock

Thomas J. Carey     66   Certified Public Accountant.     2001       6,850           *
                          Until 2000, Chief Financial
                          Officer, Driver-Harris Company

Kenneth J. Mathews  65   Owner and Founder, Cambridge     2001           -           -
                          Capital Corporation

Frank L. Driver     42   Chairman of the Board            1993     127,925**       8.7
                          of Directors, President and
                          Chief Financial Officer

Timothy S. Driver   40   Chief Operating Officer,         2001      61,723***      4.0
                          Fabricare Cleaners, Until
                          2001, Treasurer Driver-Harris
                          Company

*    Denotes less than 1% of outstanding Common Stock.

**   Includes 3,000 shares granted in 1999, 20,000 shares granted in 2000 and 14,204 shares included in the Driver-Harris Staff 401-K Benefit account.

*** Includes 17,000 shares under options pursuant to the Driver-Harris Employee Incentive Stock Option Plan, 2,000 shares granted in 1999, 15,000 shares granted in 2000.

(1) On March 31, 2003 all directors of the Company as a group (4) owned beneficially 263,160 shares or 17.9% of the outstanding common stock. This amount includes 42,000 shares under currently exercisable stock options:
3,000 and 20,000 shares granted in 1999 and 2000 respectively to Frank L. Driver; 2,000 and 15,000 shares granted in 1999 and 2000 respectively to Timothy S. Driver; and 1,000 shares granted in 1999 to Thomas J. Carey pursuant to the Driver-Harris Employee incentive Stock Option Plan. Also, Frank L. Driver is an executor of the Estate of Frank L. Driver III, his father, which owns 66,662 shares or 4.5% of the outstanding common stock.


Item 11.     Executive Compensation

                         SUMMARY COMPENSATION TABLE
                                                       Long-Term
                                                     Compensation
                                                         Awards
                                         Annual    Securities Underlying     All Other
Name and Principal Position    Year   Compensation     Options/SARs      Compensation (a)
                                          ($)              (#)                  ($)

Frank L. Driver, President     2002     80,000 (b)          0                     0 (d)
  and Chief Executive          2001     80,000 (b)          0                     0 (d)
  Officer                      2000     73,077 (c)          0                13,154 (e)

(a)  Amount represents the Company's portion of contributions to a 401(k) plan.
(b)  All compensation has been accrued.
(c)  A portion of compensation has been accrued.
(d)  All compensation has been accrued.
(e)  Compensation includes $9,000 from 1999.



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

Frank L.    None
Driver


            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FY-END OPTIONS/SAR VALUES
                                                 Number of
                                           Securities Underlying      Unexercised
                                                Unexercised           In-the-Money
                                              Options/SARs at        Options/SARs at
                                                  FY-End(#)              FY-End($)
                                              ---------------        ---------------
                         Shares Acquired       Exercisable (E)        Exercisable (E)
Name                       On Exercise(#)     Unexercisable (U)      Unexerciseable (U)

Exercisable options:
   Frank L. Driver            none                23,000 (U)               ----


PENSION PLANS

On November 21, 1986, the Company entered into a pension agreement with Frank
L. Driver III, under which Mr. Driver or his spouse would receive an annual payment of $50,000 for a period of fifteen years after Mr. Driver's retirement or death. On November 20, 1995, the Board of Directors approved changing the period to twenty years and the addition of a contingent payment to this agreement whereby in years where the profit of the Company exceeds $500,000 before income taxes and before this payment, the $50,000 amount will be supplemented by an amount based on a formula encompassing total retirement payments, adjusted annually for the Consumer Price Index. This pension is now payable to Corinne F. Driver, spouse of Frank L. Driver III, deceased.
In 2000, due to cash flow conditions, the Company initiated an interest payment schedule to be spread out throughout 2000 of which $31,500 was paid in cash, $1,500 was interest, the remainder $20,000, of which $7,500 is still outstanding, was paid by common stock in the Company at the rate of one and one-half (1 1/2) times the amount owed or 12,955 shares. In 2001, also due to cash flow conditions, the Company was only able to pay $5,000 for this pension. For 2002, no payments were made to Corinne F. Driver, however, these amounts are being accrued.

COMPENSATION OF DIRECTORS

During 2002, each Director, with the exception of Frank L. Driver, was to be paid 4,500 shares as a retainer and $600 per Board of Directors Meeting and $600 per Audit or Compensation Committee Meeting, however, no payments were made and these amounts have been accrued.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The Company has a Compensation Committee of its Board of Directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE
COMPENSATION

The Board's Compensation Committee reviews the compensation of the executive officers of the Company annually.

The Company's salary policy is to pay a "competitive salary" plus an incentive bonus based on profit performance in relation to prior years and in relation to annual budget profit targets. The Compensation Committee may also take into consideration other factors including dedication to the job, external factors beyond the control of management, etc. No incentive bonus was paid in 2002 to any officer.

                             Compensation Committee

Kenneth J. Mathews          Thomas J. Carey                 Timothy S. Driver


Item 12.     Security ownership of Certain Beneficial Owners and Management

(a) Ownership of shares of the Company's Common Stock by certain beneficial owners as of March 31, 2003

Name and Address                  Amount and Nature of                Percent of
Of Beneficial Owner               Beneficial Ownership                   Class

Estate of Frank L. Driver Jr.           64,172*                            4.3
c/o David A. Driver, Executor
10 High Street
Bristol, RI  02809

Estate of Frank L. Driver III           66,662**                           4.5
33 Birdseye Glen
Verona, NJ 07033

Frank L. Driver                        127,925***                          8.7
PO Box 192
Jersey City, NJ 07303

David A. Driver                         52,270                             3.5
10 High Street
Bristol, RI 02809

DRH Investments, LLC                    60,400                             4.1
Post Office Box 49-455
Los Angeles, CA 90049

DRH Investments, LLC                    85,000                             5.8
Post Office Box 49-455
Los Angeles, CA 90049

* All shares held of record and beneficially. As an executor of the Estate of Frank L. Driver Jr., David A. Driver holds voting rights to such shares.
**   All shares held of record.  Does not include 37,109 shares held by Corinne
F. Driver, his surviving spouse and the mother of Frank L. Driver, who disclaims any beneficial interest in these shares. As an executor of the Estate of Frank
L. Driver III, Frank L. Driver, holds voting rights to such shares.
***   Includeds 3,000 shares under option granted in 1999, 20,000 shares granted in 2000 and 14,204 shares held in the Driver-Harris Staff 401-K Benefit account.

(b)  Security ownership of management as of March 31, 2003:

                          Amount and Nature of                   Percent of
Title of Class            Beneficial Ownership                     Class

Driver-Harris Company
Common Stock                     196,737*                           13.3%

* Includes 42,000 shares under options pursuant to the Driver-Harris Employee Incentive Stock Option Plan and 14,204 shares held in the Driver-Harris Staff 401-K Benefit account.


(c) Management is not aware of any arrangement which may result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions

Frank L. Driver, Chairman and President, and Timothy S. Driver, a Director of the Company, are brothers.

ITEM 14.	CONTROLS AND PROCEDURES

The Company's President and Chief Financial Officer, Frank L. Driver, (the Company's principal executive officer) has concluded, based on his evaluation as of a date within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in U.S. Exchange Act Rules 13a-14(c)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Driver-Harris Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. During the 90 days prior to the filing date of this report, the Company relocated its primary finance and accounting functions which introduced the delays in filing this report.
In spite of these changes, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV


Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1) and (2)    This portion of Item 15 is submitted in a separate
section of this report.

(3)  Listing of Exhibits
            Exhibit 3.    Certificate of Incorporation and By-Laws
            Exhibit 10.   Material contracts
            Exhibit 21.   Subsidiaries of the Registrant
            Exhibit 27.   Financial Data Schedule

(b)    Reports on Form 8-K

            None filed in the fourth quarter of 2002.

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

            Exhibit 21.  Subsidiaries of the Registrant as of December 31, 2002

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

            This portion of Item 15 is submitted in a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DRIVER-HARRIS COMPANY

May 8,2003                                  /s/  Frank L. Driver
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
Date: May 8,2003                                 Date: May 8,2003



/s/  Timothy S. Driver                            /s/  Frank L. Driver
----------------------                            ----------------------
Timothy S. Driver                                 Frank L. Driver
Director                                          Director, President and Chief
Date: May 8,2003                                 Executive and Financial
                                                  Officer
                                                  Date: May 8,2003

CERTIFICATION

I, Frank L. Driver, certify that:

1. I have reviewed this annual report on 10K of Driver-Harris Company and Subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8,2003
/s/     Frank L. Driver
Frank L. Driver
Director, President and Chief Executive and Financial Officer




                      Annual Report on Form 10-K Item 8,
                     Item 15(a) (1) and (2), (c) and (d)

                      List of Financial Statements and
                       Financial Statement Schedules

                              Certain Exhibits

                       Financial Statement Schedules



                   Driver-Harris Company and Subsidiaries

                           December 31, 2002

                   Driver-Harris Company and Subsidiaries
                      Form 10-K Item 15(a) (1) and (2)
         List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Driver-Harris Company and Subsidiaries are included in Item 8:

Consolidated Balance Sheets - December 31, 2002 and 2001          Page      16

Consolidated Statements of Operations - Years ended December 31,
2002, 2001 and 2000                                               Page      17

Consolidated Statements of Stockholders' Equity (Net Capital
Deficiency)  - Years ended December 31, 2002, 2001 and 2000       Page      18

Consolidated Statements of Cash Flows - Years ended December 31,
2002, 2001 and 2000                                               Page      19

Notes to Consolidated Financial Statements                        Page      20


The following consolidated financial statement schedules of Driver-Harris Company and
Subsidiaries are included in Item 15(d):

Schedule I  -  Condensed Financial Information of Registrant      Page      35

Schedule II -  Valuation and Qualifying Accounts                  Page      39


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


Report of Independent Auditors
To The Board of Directors And Shareholders of Driver-Harris Company


We have audited the accompanying consolidated balance sheets of Driver-Harris Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kingston Cables Distributors Limited, a consolidated subsidiary which statements reflect total assets constituting 1% in 2002 and 7% in 2001, and total revenues constituting 4% in 2002, 11% in 2001 and 11% in 2000 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such subsidiary, is based solely on the report of the other auditor.

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

In our opinion, based upon our audits and the report of other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Driver-Harris Company and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Driver-Harris Company will continue as a going concern. As more fully described in Note 4(a), the Company has failed to make payments due on the Note given to the Pension Benefit Guaranty Corporation (PBGC). On 30 April 2003, an investment LLC which had purchased the note filed suit against the Company seeking repayment of the note, interest thereon and not less than 30,400 shares of the Company's common stock. Also, the Company has a net working capital deficit of $5.3 million, a net capital deficiency of $2.9 million as of December 31, 2002, and has incurred recurring losses. Moreover, the loans and operating credit lines of the Company's Irish subsidiary are jointly collateralized by all of its assets and the related agreements contain restrictions, which currently prohibit the payment of dividends or management fees by the subsidiary to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4(a). The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Dublin, Ireland
May 7, 2003                                            /s/  ERNST & YOUNG



            REPORT OF THE INDEPENDENT AUDITORS TO THE SHAREHOLDERS
                                    of
                     KINGSTON CABLE DISTRIUBTORS LIMITED


We have audited the accompanying balance sheets of Kingston Cable Distributors Limited as of 31 December 2002 and 31 December 2001 and the related statements of profit and loss, stockholder's equity and cash flows for each of the three years in the period ended 31 December 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit


Basis of Opinion
We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingston Cable Distributors Limited as of 31 December 2002 and 31 December 2001, and the results of its operations and cash flows for each of the three years in the period ended 31 December 2002 in conformity with generally accepted accounting principles of the United States.




Date:  4 May, 2003                            /s/  James, Stanley & Co.
                                                      Registered Auditors
                                                      Chartered Accountants
                                                      1733 Coventry Road
                                                      South Yardley
                                                      Birmingham
                                                      B26 1DT
                                                      United Kingdom



                      Driver-Harris Company and Subsidiaries
                          Consolidated Balance Sheets
                          (Dollar Amounts in Thousands)
                                                     December 31

Assets                                          2002              2001
Current Assets:
     Cash                                    $   329           $   250
     Receivables, less allowances of $591
        and $231                               5,945             6,780
     Assets held for sale                          -               234
     Inventories:
        Materials                                425               206
        In process                               364               246
        Finished                               1,675             2,314
                                             -------          --------
                                               2,464             2,766

     Prepaid expenses                            315               251
                                             -------          --------
Total current assets                           9,053            10,281


Assets held for sale                             145               127
Property, plant and equipment, at cost:
     Land and buildings                        2,746             2,354
     Machinery and equipment                   3,283             3,410
     Office equipment                            204               425
                                             -------           -------
                                               6,233             6,189

Less accumulated depreciation and
   Amortization                                2,961             3,034
                                             -------           -------
                                               3,272             3,155
                                             -------           -------
Total assets                                 $12,470           $13,563
                                             =======           =======

See accompanying notes.


                    Driver-Harris Company and Subsidiaries
                    Consolidated Balance Sheets (continued)
                         (Dollar Amounts in Thousands)
                                                     December 31

Liabilities and stockholders' equity            2002               2001
Current liabilities:
      Short-term borrowing                    $ 5,137           $  5,785
      Current portion of long-term debt           444                474
      Note Payable to PBGC                      1,598              1,434
      Accounts payable                          4,757              4,905
      Accrued expenses                          2,292              1,912
      Loan payable to officer                     100                 41
      Income taxes payable                         11                  -
                                             --------           --------
Total current liabilities                      14,339             14,551

Long-term debt                                      -                 36
Deferred Grants                                   381                361
Postretirement benefit liabilities and
  other Liabilities                               607                570
                                             --------           --------
Total Liabilities                              15,327             15,518

Stockholders' Equity (Net Capital Deficiency):
      Common stock -- par value $0.83 1/3 per share:
            Authorized 3,000,000 shares; issued
            1,513,941 shares at December 31,
            2002 and 2001(including 39,595
            treasury shares at December 31,
            2002 and 2001)                      1,320              1,320
      Additional paid-in capital                2,425              2,425
      Retained loss                           (4,505)            (3,376)
      Accumulated other comprehensive loss    (2,097)            (2,324)
                                             --------           --------
Total stockholders' equity (net capital
  deficiency)                                 (2,857)            (1,955)
                                             --------           --------
Total Liabilities and Stockholders Equity     $12,470            $13,563
                                             ========           ========

See accompanying notes.


                     Driver-Harris Company and Subsidiaries
                      Consolidated Statements of Operations
                 (Dollar Amounts in Thousands, Except per Share Data)
                                                 Years ended December 31
                                            2002           2001           2000

Revenues:
      Net sales                           $22,071        $30,868         $37,689
      Other                                     -             65              77
                                         --------       --------        --------
Total Revenues                             22,071         30,933          37,766

Costs and expenses:
      Cost of sales                        19,679         29,172          33,709
      Selling, general and administrative   3,300          4,418           4,446
                                         --------       --------        --------
Operating Loss                              (908)        (2,657)           (389)

Gains on sale of assets held for sale         221              -               -
Interest expense                            (565)          (802)           (647)
Foreign exchange gain and sundry              123             22              85
                                         --------       --------        --------
Loss before income taxes                  (1,129)        (3,437)           (951)

Benefits for income taxes                       -          (186)            (25)
                                         --------       --------        --------
Net loss                               $  (1,129)       $(3,251)          $(926)
                                         ========       ========        ========


Basic net loss per share                 $  (.77)        $(2.21)          $(.66)

Diluted net loss per share               $  (.77)        $(2.21)          $(.66)

See accompanying notes.

                     Driver-Harris Company and Subsidiaries
      Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)
		   And Accumulated Other Comprehensive Income/(Loss)
                  For the three years ended December 31, 2002
                       (Dollar Amounts in Thousands)
                                                               Accumu.
                                                               Other
                                     Additional    Retained    Compre-
                           Common      Paid-In     Earnings    hensive
                            Stock      Capital     /(Deficit)    Loss      Total
                         --------    --------     --------    -------   --------

Balance at January 1, 2000 $  1,235   $ 2,333       $ 801   $ (1,761)   $ 2,608

Net loss                                            (926)                 (926)
Adjustment from exchange
  rate changes                                                  (294)     (294)
                                                                        -------
Comprehensive Loss                                                      (1,220)
                                                                        -------
Directors', Officers' and
  employees compensation         19        29                                48
13,000 shares issued as
  fee to Pension Benefit
  Guaranty Corporation           11        15                                26
32,579 shares purchased by
  Officers                       27        42                                69
                            ---------------------------------------------------

Balance at December 31, 2000 $1,292   $ 2,419     $ (125)   $ (2,055)   $ 1,531

Net loss                                          (3,251)               (3,251)
Adjustments from exchange
  rate changes                                                  (269)     (269)
                                                                        -------
Comprehensive loss                                                      (3,520)
                                                                        -------
12,955 shares issued to settle
  liabilities                    11         2                                13
Directors' and Officers'
  compensation                   17         4                                21
                            ---------------------------------------------------

Balance at December 31, 2001 $ 1,320  $ 2,425   $ (3,376)   $ (2,324) $ (1,955)

Net loss                                          (1,129)               (1,129)
Adjustments from exchange
  rate changes                                                    227       227
                                                                        -------
Comprehensive loss                                                        (902)
                            ---------------------------------------------------
Balance at December 31, 2002$ 1,320   $ 2,425   $ (4,505)   $ (2,097) $ (2,857)
                             ==================================================

See accompanying notes.

                     Driver-Harris Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                         (Dollar Amounts in Thousands)
                                                       Years ended December 31
                                                    2002        2001       2000

Operating activities
Net loss                                         $ (1,129)  $ (3,251)    $(926)
      Adjustments to reconcile net loss to
        net cash provided by (used in) operating
            activities:
               Depreciation and amortization of
                  deferred grants                     408         402       424
               Provision for doubtful accounts        262        (37)      (64)
               Gain on sale of fixed assets and
		     assets held for sale               (267)        (10)       (6)
               Non-cash fee to Pension Benefit
                 Guaranty Corporation                   -           -        26
               Non-cash compensation and
                 settlement of liabilities              -          34        48
               Receivables                          1,569       2,585       363
               Inventories                            698       1,589    (1,336)
               Prepaid expenses                        20         109      (132)
               Accounts payable, accrued expenses
                 and other liabilities              (611)     (1,194)       537
                                                   ----------------------------
Net cash provided by (used in)
  operating activities                                950         227    (1,066)

Investing activities
Capital expenditures                                 (60)       (221)     (382)
Proceeds from sale of fixed assets                    575          17         6
                                                   ----------------------------
Net cash provided by (used in)
  investing activities                                515       (204)     (376)

Financing activities
Change in short-term debt                         (1,376)         112     1,907
Proceeds from issuance of long-term debt                -           -       103
Reduction of long-term debt                          (35)       (292)     (434)
Issuance of capital stock                               -           -        69
                                                   ----------------------------
Net cash (used in) provided by
  financing activities                            (1,411)       (180)     1,645

Effect of exchange rate changes on cash                25        (21)        24
                                                   ----------------------------
Net change in cash                                     79       (178)       227
Cash at beginning of year                             250         428       201
                                                   ----------------------------
Cash at end of year                                 $ 329       $ 250    $  428
                                                   ============================
Supplemental disclosure of cash flow information
Cash paid during the year for:
        Interest                                    $ 401       $ 671    $  519
        Income taxes                                    -           -        25

Supplemental schedule of non-cash investing and financing activities
    Capital lease obligations incurred for machinery
        and equipment                               $   -        $ 23      $  -

See accompanying notes.




                     Driver-Harris Company and Subsidiaries
                    Notes to Consolidated Financial Statements
                              December 31, 2002


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

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition

Sales revenues are recognized at the time that persuasive evidence of an arrangement exists, delivery has occurred, the related fee is fixed or determinable and collectibility is reasonably assured.

Earnings per Common Share

Basic and diluted earnings per share are calculated in accordance with SFASB 128, "Earnings Per Share" as follows (in thousands, except per share data):

                                              2002          2001           2000

      Numerator:
      Net Loss                            $ (1,129)       $(3,251)        $(926)

      Denominator:
         Basic earnings per share -
            weighted average shares       1,474,346      1,472,964     1,401,675
         Effect of dilutive shares -
            stock options                         -              -             -
                                         ----------     ----------    ----------
         Diluted earnings per share -
            adjusted weighted average
            shares*                       1,474,346      1,472,964    1,401,675
                                          ----------     ----------    ----------
      Basic loss per share                 $  (.77)       $ (2.21)      $ (.66)
                                          ----------     ----------    ----------
      Diluted loss per share               $  (.77)       $ (2.21)      $ (.66)
                                          ----------     ----------    ----------

  *Adjusted weighted average shares not used since effect on earnings per share would be antidilutive.

Options to purchase approximately 61,250 (2001:78,000; 2000:78,000) shares of common stock on a weighted average basis were outstanding during the year but were not included in the computation of diluted earnings per share either because the options' exercise price was greater than the average market price of the common stock or because the Company incurred a loss for the year and therefore, the effect would be antidilutive.

Employee Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares. This cost is deferred and charged to expense rateably over the vesting period (generally five years).

Where shares are granted to employees at less than fair market value, the excess of the fair market value over the amount the employee must pay to acquire the shares is charged to expense as stock compensation and credited to additional paid-in capital in the period of transfer.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock- Based Compensation- Transition and Disclosure"
("SFAS 148").   SFAS 148 amends FASB Statement No.123, Accounting for
Stock-Based Compensation, ("SFAS 123") to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. While the statement does not amend
SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure requirements of SFAS 148 in annual and interim financial statements are applicable to all companies with stock based compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. SFAS 148 is effective for fiscal years ending after December 15, 2002.

Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively (there were no grants in 2002): risk-free interest rates of 4% and 4.6%; dividend yields of 0%; volatility factors of the expected market price of the Company's Ordinary Shares of 3.915, and .696; and a weighted-average expected life of the options of five years.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

                                   2002            2001           2000



Net  loss, as reported	            $ (1,129)	   $ (3,251)	$ (926)
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method of
awards, net of related
tax effects	                             (20)           (20)         (13)
                                       ------         ------        -----
Pro forma net loss	            $ (1,149)	    $(3,271)       $(939)
                                      -------        -------        -----


Loss per share:
Basic and diluted - as reported     $   (.77)	     $(2.21)	 $(.66)

Basic and diluted - pro forma	      $   (.77)	     $(2.22)	 $(.67)

These amounts may not necessarily be indicative of the pro-forma effect of SFAS No. 123 for future periods in which options may be granted.

During 2002, 2001 and 2000, the Company issued nil, 20,639 and 22,800 shares of stock respectively to non-executive Directors, officers and employees as compensation and bonus. Total compensation expense recorded in conjunction with the issuance of these shares was nil in 2002, $21,000 in 2001 and $48,000 in 2000.

Concentrations of Risk

A predominant number of the Company's customers are engaged in the construction, appliance and electrical equipment industries in Ireland and the U.K. The Company grants credit to its customers on open account. One customer's outstanding balances represent 20.0% of consolidated receivables at December 31, 2002 compared to two customers which represented 19.3% of consolidated receivables at December 31, 2001. The majority of the 2002 accounts receivable balances, including those of this customer, are insured against loss. The two customers each represented over 5.0% of consolidated revenues in 2002, 2001 and 2000 and combined represent 25.3% of consolidated revenues in 2002, 19.4% in 2001 and 23.2% in 2000.

The Company is dependent upon several key suppliers for raw materials. Should an interruption in supply of raw materials occur with any of these organizations, the Company would struggle to replace them with alternate suppliers. The Company's payment arrangements with these customers is subject to regular review and any significant reduction in the terms available could have a material adverse effect on the operations of the business.

The Company has struggled to meet supplier payments in the past two years due to the impact of cumulative losses and their impact on the net worth and reduced borrowing capacity. Going forward, the Company is dependant upon good collection of debtors, and maintaining inventories at low levels in order to meet payments to creditors.

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

There were no such contracts outstanding at any time during 2002 or 2001.
For earlier periods, prior to SFAS 133 the effects of movements in currency exchange rates on these instruments were recognized when the related sale was recorded. Realized and unrealized gains and losses on contracts that were not designated as hedges, that failed to be effective as hedges, or that related to sales that were no longer probable of occurring were included in income as foreign exchange gains or losses.

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

Impairment of Long-Lived Assets

The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
("SFAS 144"), in August 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 was effective for fiscal years beginning after December 15, 2001. The Company adopted
SFAS 144 as of January 1, 2002. Adoption of this standard did not have a material impact on the consolidated financial statements of the Company. The requirements of SFAS 121 had no effect on the Company's consolidated financial statements in 2001 and 2000.


Restructuring

In the fourth quarter of 2002, the Company announced closure of its Dublin administration office. The costs associated with the restructuring are approximately $110,000 and have been included in selling, general and administrative expenses in the statement of operations. In April 2002 the Company sold the goodwill, stock and certain assets of its UK distribution subsidiary to a competitor. In the fourth quarter of 2001 the Company announced a reduction in its workforce from 141 to 99 employees and the closure and relocation of one of its manufacturing facilities to its main plant in New Ross Ireland. The costs associated with the restructuring were approximately $100,000 and were booked to selling, general and administrative expenses in the statement of operations. At the year end approximately $117,000 (2001: $45,000) was accrued.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998. SFAS 133, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at their fair value, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000 and therefore applied to the Company from the first quarter of 2001. Application of SFAS 133 had no material impact on the consolidated financial statements of the Company as it had no derivative or hedging transactions in 2002 or 2001.

The Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
("SFAS 146") in July 2002. SFAS 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of commitment. SFAS 146 also changes the recognition of one-time termination benefits, such as severance pay or other termination indemnities, whenever the benefit arrangement requires employees to render future service beyond a "minimum retention period". SFAS 146 also addresses the accounting for other costs associated with an exit or disposal activity, such as costs to consolidate or close facilities and relocate employees. A liability for such costs has to be recognized and measured at its fair value in the period in which it is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and does not impact the recognition of costs under the Company's existing restructuring plans. Adoption of this standard is expected to impact the timing of recognition of costs if any further restructuring plans are initiated and implemented.

In November 2002, the FASB issued FASB Interpretation No. 45
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("FIN 45").
FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by it in issuing the guarantee. It also expands the disclosure requirements in the financial statements of the guarantor with respect to its obligations under certain guarantees that it has issued. The Company is required to adopt the initial recognition and initial measurement accounting provisions of this interpretation on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not anticipate that the adoption will have a material effect on the Company's financial position, results of operations or cash flows. The disclosure requirements are required to and have been adopted by the Company as of December 31, 2002.

2.  Foreign Operations

Net assets that are located outside the United States and are included in the consolidated balance sheets are as follows (in thousands):

                                                    December 31
                                               2002              2001

      Assets
          Receivables                        $ 5,945             $6,780
          Inventories                          2,464              2,766
          Other current assets                   775                840
       Property, plant and equipment - net     3,272              3,155
                                            --------           --------
                                            $ 12,456            $13,541
                                            ========           ========


                                                    December 31
                                               2002              2001
      Liabilities
         Current Liabilities                $ 11,934            $12,576
            Long-term debt                         -                 36
            Other long-term liabilities          381                361
                                            --------           --------
                                              12,315             12,973
                                            --------           --------
      Net assets outside the United States     $ 141              $ 568
                                            ========           ========

Net income (loss) of the Company's foreign subsidiaries included in the accompanying financial statements amounted to approximately $(653) in 2002, $(2,903) in 2001, and $(490)in 2000 (in thousands).

There were no unremitted earnings of foreign subsidiaries at December 31, 2002. Because the Company plans to continue to finance foreign expansion and operating requirements by reinvesting a substantial portion of the undistributed earnings of its foreign subsidiaries, United States income taxes have not been provided on such earnings in prior years.

3.  Leases

Property, plant and equipment includes the following amounts related to capital leases (in thousands):

                                                           December 31
                                                      2002             2001

Machinery and equipment and motor vehicles           $1,065         $ 1,092
Less accumulated amortization                           784             760
                                                     ----------------------
                                                     $  281           $ 332
                                                     ======================


Amortization of the assets recorded under capital leases is included in depreciation expense.

The future minimum rental commitments for all operating leases as of December 31, 2002 are as follows (in thousands):


                            Year             Obligation
                            2003                  $ 9
                            2004                    2
                                             --------
                                                $  11
                                             ========

Total rent expense under operating leases for 2002, 2001, and 2000 was $35,000, $48,000 and $78,000 respectively.




4.	Long-term Debt, and Lines of Credit and Going Concern

a) Going Concern

On April 10, 2000 the Company re-negotiated the terms of the note payable to the Pension Benefit Guaranty Corporation (PBGC) whereby payment of such note was extended from September 30, 2000 to April 16, 2001. In exchange for this extension, the Company paid a fee by issuing 13,000 of its common shares to the PBGC and agreed that the interest rate on the note would remain at 7% per year compounded quarterly until October 1, 2000 at which time the interest rate increased to 11% per year. Interest is payable at maturity. The PBGC has the right to convert the entire unpaid principal and accrued interest into common stock of the Company at a price of $7.875 per share, until maturity. Until the note is paid in full, the Company may not pay cash dividends on its capital stock without permission from the PBGC.

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

On February 12, 2003 DRH Investments, LLC and DRH Equity Investments, LLC (collectively DRH LLC) jointly filed a Schedule 13D, notifying the Security and Exchange Commission that DRH Investments LLC had purchased the Note from the PBGC and that they had respectively purchased 60,400 and 85,000 shares of the Company equal to 4.1% and 5.8% of the outstanding equity of the Company. The joint filers indicated that they were considering a wide variety of possible courses of action with respect to the Note and the Company. Management is currently in negotiations to refinance the PBGC note.

The Company remains in dispute regarding the terms of the re-negotiated PBGC note and has failed to make payments on the note. On April 30, 2003, DRH Investments, LLC filed suit against the Company seeking repayment of the note, interest thereon and not less than 30,400 shares of the Company's common stock.

The Company has a net working capital deficit of $5.3 million, a net capital deficiency of $2.9 million as of December 31, 2002, and has incurred recurring losses. Moreover, the loans and operating credit lines of the Company's operating subsidiary are jointly collateralized by all of its assets and the related agreements contain restrictions, which currently prohibit the payment of dividends or related management fees by the subsidiary of the Company.

Although these conditions raise doubt about the Company's ability to continue as a going concern, Management believes that the PBGC note can be satisfactorily renegotiated and that based on budgeted cash flows through December 31, 2003, it has adequate cash flow to meet its ongoing operating obligations including debt repayments and capital commitments in Ireland, based on a plan of continuous cost reductions, increased margins and minimal capital expenditure which will permit the Company to remain within the limits of its receivables discounting banking facility. Consequently, the financial statements do not include any adjustments to reflect the possible future effects on the recoverabilty and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

b) Long-term Debt and Lines of Credit

Long-term debt is as follows (in thousands):

                                                         December 31
                                                       2002           2001

	Other mortgage loans                           $ 444           $ 368
      Capitalized lease obligations                      -             142
                                                    ----------------------
                                                       444             510

      Less current portion                             444             474
                                                    ----------------------
                                                    $    -         $    36
                                                    ======================

The Other mortgage loans, which are the liability of a subsidiary and are denominated primarily in Euro, bear interest at 8% and NIL respectively per year. These loans and the Irish subsidiary's operating credit lines are jointly collateralized by all of its assets with a book value of $11,662,000 at December 31, 2002. Under the terms of the loans, there are certain restrictions that limit the payment of dividends and management fees by the subsidiary to the Company.

At December 31, 2002, the Company and its subsidiaries had approved short-term lines of credit in the aggregate amount of approximately $5,720,000 of which $5,137,000 was in use and is recorded as short-term borrowings on the balance sheet.

The weighted average interest rate on the short-term borrowings of the Company and its subsidiaries was 7.9%, 8.2%, and 8.5% at December 31, 2002, 2001 and 2000 respectively.

Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments is as follows (in thousands):


                                                 Year End December 31
                                             2002                  2001
                                     Carrying      Fair      Carrying      Fair
                                      Amount       Value      Amount       Value
Non Derivatives
Cash and cash equivalents            $329         $329       $250        $250
Accounts receivable                  5,945        5,945      6,780       6,780
Short-term debt                      5,137        5,137      5,785       5,785
Accounts payable                     4,757        4,757      4,905       4,905
Note payable to the PBGC             1,598        *          1,434       1,813
Current portion of long-term debt    444          444        474         474
Long-term debt                       -            -          36          36

* It is not practicable to determine the market value of this obligation due the Company's financial condition and the fact that the financial instrument is dealt with in a principal-to-principal market only.

The carrying amounts in the table are included in the statements of financial position under the indicated captions.

5.  Savings Plan, Post-retirement Benefits - Pensions and Health Care

Savings Plan

The parent company has a 401k profit sharing plan for eligible employees in the U.S. Each year the Company contributes 5% of each participant's annual compensation and matches participant's contributions up to an additional 5%. U.S. profit sharing expense for the years 2002, 2001 and 2000 was $ 0,$4,771 and $6,780, respectively.

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

The following tables provide a reconciliation of the changes in the pension plans' benefit obligations and fair value of assets over the two year period ended December 31, 2002 and a statement of the funded status as of December 31 2002 and 2001 (in thousands).

                                                      Pension Benefits
                                                         December 31
                                                    2002             2001

      Reconciliation of benefit obligation
            Obligation at January 1                $ 1,428           $ 1,337
               Service cost                            121               116
               Interest cost                           121               101
               Participants' contributions	        46                31
               Actuarial (gain) loss                 (112)                10
               Benefit payments                       (35)              (95)
               Foreign currency exchange rate changes  266              (72)
                                                    ------------------------
            Obligation at December 31                1,835             1,428

      Reconciliation of fair value of plan assets
            Fair value of plan assets at January 1   1,751             1,721
               Actual return on plan assets           (22)                74
               Employer contributions                  142               114
               Participants' contributions              46                31
               Benefit payments                       (35)              (95)
               Foreign currency exchange rate changes  324              (94)
                                                    ------------------------
            Fair value of plan assets invested in
               pooled separate account of an
               insurance company at December 31      2,206             1,751

      Reconciliation of Funded status
            Funded status at December 31               371               323
               Unrecognized actuarial gain (loss)       58              (38)
               Unrecognized prior service cost       (160)             (161)
                                                    ------------------------
            Prepaid benefit cost                     $ 269             $ 124
                                                    ========================

            Prepaid benefit cost                     $ 269             $ 145

            Accrued benefit liability                    -              (21)
                                                    ------------------------
               Net asset recognized                  $ 269             $ 124
                                                    ========================


Net pension expense for the Company's defined benefit pension plans for 2002, 2001 and 2000 included the following components (in thousands):

                                                             December 31
                                                     2002        2001       2000

Service cost for benefits earned during the year    $121      $ 116      $ 128
Interest cost on projected benefit obligation        121        101        108
Actual return on plan assets                          22       (74)      (150)
Net amortization and other                         (175)       (65)        105
                                                   ---------------------------
                                                      89         78        191
Less employee contributions                           46         31         39
                                                   ---------------------------
Net pension expense                                 $ 43       $ 47      $ 152
                                                   ===========================


The assumptions used in computing the preceding information at December 31, 2002, 2001 and 2000 are: an assumed discount rate of 8%, an assumed rate of compensation increase of 6% and an expected rate of return on plan assets of 8%.

The Company's Irish subsidiary commenced to operate a defined contribution plan in 2000. The amount charged to expense for this plan was $28,000 in 2002, $26,000 in 2001 and $11,000 in 2000.

The Company also has a supplemental pension plan which provides benefits to the estate of the former Chairman. The net liability for such benefits at December 31, 2002 was approximately $457,000 and is reflected in the balance sheet in postretirement benefit liabilities.

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

6.  Income Taxes

Income tax benefit is composed of the following (in thousands):

                       2002       2001        2000

     Domestic         $     -       $ (37)       $ -
     Foreign:
          Current           -         (9)       (25)
          Deferred          -       (140)         -
                     -----------------------------
                      $     -     $ (186)    $  (25)
                     =============================


Pre-tax loss attributable to domestic and foreign operations is as follows (in thousands):

                       2002        2001       2000

      United States   $ (476)      $ (385)      $ (436)
      Foreign           (653)      (3,052)        (515)
                    ---------------------------------
                    $ (1,129)     $(3,437)      $ (951)
                    =================================

Following is a reconciliation of income tax expense (credit) to the amount based on the U.S. statutory rate of 34% (2002, 2001 and 2000) (in thousands):

                                                 2002       2001       2000

Income taxes based on U.S. statutory rate       $   (384)  $ (1,169)    $ (323)

      Increase of valuation allowance                 236        306        148
      Taxes of foreign subsidiaries at rates
            different than U.S. statutory rate        148        677        150
                                                 ------------------------------
                                                  $     -    $ (186)      $ (25)
                                                 ==============================


The components of deferred tax assets and liabilities at December 31, 2002 and 2001, were as follows (in thousands):

                                      2002                     2001
                                Assets     Liabilities    Assets   Liabilities

      Depreciation                $   -       $217          -        $ 200
      Tax loss carry forwards     1,789          -      1,990            -
      Sundry                         43          -         40            -
                                 -----------------------------------------
                                  1,832        217      2,030          200

      Valuation allowance         1,615          -      1,830            -
                                 -----------------------------------------
      Total                       $ 217       $217       $200        $ 200
                                 =========================================

At December 31, 2002, the Company had approximately $3,944,000 of loss carry forwards available to offset future U.S. taxable income and approximately $4,909,000 to offset Irish taxable income. The U.S. loss carry forwards expire between 2003 and 2022 and Irish losses carry forward indefinitely.
A valuation allowance of $1,615,000 and $1,830,000 has been provided at December 31, 2002 and 2001, respectively. These valuation allowances were established since it is more likely than not that the deferred tax assets, primarily the net operating loss carry forwards, will not be realized.

7.  Employee Stock Options

The 1983 Driver-Harris Employee Incentive Stock Option Plan that expired in 1993 provided for the grant of stock options at 100% of market value on date of grant that are intended to qualify as "incentive stock options" under
Section 422 of the Internal Revenue Code. Under this plan, nil and 15,000 shares of stock were reserved for issuance at December 31, 2002 and 2001 respectively.

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

The following table summarises the Company's stock option activity and related information:

                                            Number           Weighted Average
                                           of Options        Exercise Price

      Outstanding January 1, 2000            59,250               $3.95

      Granted                                37,500               $2.08
      Exercised                             (8,750)               $4.00
                                           --------
      Outstanding December 31, 2000          88,000               $3.15

      Granted                                 1,750               $1.00
      Expired                              (15,000)               $4.00
                                           --------
      Outstanding December 31, 2001          74,750               $2.93

      Expired                              (15,000)               $4.00
                                           --------
      Outstanding December 31, 2002          59,750               $2.66
                                           ========


                                         Weighted-
                                          Average
                           Options        Exercise
Date                      Exercisable      Price


December 31, 2002           29,450          $2.92
December 31, 2001           31,900          $3.51
December 31, 2000           34,700          $3.98


An analysis of options outstanding at December 31, 2002 is as follows:

Exercise Price            Number of         Weighted             Options
                           Options      average remaining        currently
                          Outstanding    contractual life       exercisable
                                            (in years)

$1.000                       1,750              8.4                350
$1.375                       2,500              7.9              1,000
$2.125                      35,000              7.6             14,000
$3.500                       3,500              6.9              2,100
$3.937                      17,000              6.6             12,000

The weighted-average fair value of options granted during 2001 and 2000 respectively for options whose exercise price equals the market price of the common stock on the date of grant was $1 and $1.27. No options were granted during 2002.

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

                                             Reportable Segments
                                      ---------------------------------------------------
                                        Parent     Manufacturing   Distribution
                                      Co. (U.S.)      (Ireland)        (U.K.)       Total

Year ended December 31, 2002
Revenues
      External revenues                               $ 21,213          $ 858    $ 22,071
      Inter-segment revenues                               243                        243
         Elimination of inter
          -segment revenue                               (243)                      (243)
                                      ---------------------------------------------------
Consolidated revenues                                 $ 21,213          $ 858    $ 22,071

Net Loss                             $ (476)           $ (539)          $(114)   $(1,129)

Assets
      Total assets                   $ 1,466          $ 12,413            $ 43   $ 13,922
      Elimination of investment        (623)                                        (623)
      Elimination of inter-company
          Receivables                  (829)                                        (829)
                                      ---------------------------------------------------
Total Assets                            $ 14          $ 12,413            $ 43   $ 12,470

Other Significant items
      Depreciation expense                 -             $ 444           $  4       $ 448
      Interest expense                 $ 164             $ 401           $  -       $ 565
      Expenditures for assets              -             $  60              -       $  60

Year ended December 31, 2001:
Revenues
      External revenues                               $ 27,419       $  3,449    $ 30,868
      Inter-segment revenues                               780                        780
      Other revenues                    $ 10                55                         65
      Elimination of inter-segment
          Revenue                                        (780)                      (780)
                                      ---------------------------------------------------
Consolidated revenues                   $ 10          $ 27,474        $ 3,449    $ 30,933

Net Loss                              $(348)         $  (2,626)       $ (277)   $ (3,251)

Assets
      Total assets                    $1,474           $13,655         $1,073     $16,202
      Elimination of
          Investment                   (623)                                        (623)
      Elimination of inter-
          company receivables          (829)             (865)                    (1,694)
      Elimination of inter-
          company inventory                              (322)                      (322)
                                      ---------------------------------------------------
Total Assets                         $    22          $ 12,468        $ 1,073     $13,563

Other Significant Items
      Depreciation expenses                               $414            $26        $440
      Interest expense                  $130              $628            $44        $802
      Expenditures for assets                             $221            $ -        $221

Year ended December 31, 2000:
Revenues
      External revenues                                $33,662         $4,027     $37,689
      Inter-segment revenues                             1,404                      1,404
      Other revenues                     $ 1           $    60             16          77
      Elimination of inter-
          segment revenue                              (1,404)                    (1,404)
                                      ---------------------------------------------------
Consolidated revenues                $     1           $33,722         $4,043     $37,766

Net Profit/(Loss)                     $(339)          $  (562)         $ (25)      $(926)

Assets
      Total assets                    $1,480           $18,674         $2,300     $22,454
      Elimination of
          Investment                   (623)                                        (623)
      Elimination of inter-
          company receivables          (829)           (1,320)           (39)     (2,188)
      Elimination of inter-
          company inventory                              (592)                      (592)
                                      ---------------------------------------------------
Total Assets                          $   28           $16,762         $2,261     $19,051

Other Significant Items
      Depreciation expenses                               $434            $29        $463
      Interest expenses                 $102              $498            $47        $647
      Expenditures for assets                             $368            $14        $382

9. Commitments and Contingencies

On May 22, 2001, the Company settled the lawsuit that had been filed by the landlord of an affiliate that claimed that the Company was guarantor of a lease signed by the affiliate and was therefore liable for unpaid back rent. Although the Company and its attorneys believe that the suit was without merit, the settlement was made in order to minimize the resources required to prepare and mount a legal defense. The settlement calls for payments of $10,000 per quarter for twelve quarters, beginning on October 1, 2001, with subsequent payments due on the first business day of each subsequent quarter. The company failed to make the initial payment on October 1, 2001 therefore the landlord has the right to recommence suit. The Company has provided for the full amount at each year end.

10. Quarterly Results of Operations (unaudited)

The following table sets forth certain unaudited statements of operations results by quarter for 2001 and 2002.

                                         Quarters Ended
                         (Dollars in thousands, except per share amount)
               Mar.31   June 30   Sept.30   Dec.31   Mar.31   June 30   Sept.30   Dec.31
                2001     2001      2001      2001     2002      2002     2002      2002

Net Sales      $8,688    $8,157    $7,408    $6,615    $5,921   $4,749   $5,371    $6,030

Gross Profit/
 (Loss)           907       464       506      (116)      661      424      513       794

Net Income/
  (Loss)         (303)     (786)     (756)   (1,406)       34     (494)    (556)     (113)

Basic Net Income/
 (Loss) Per Share(.21)     (.53)     (.51)     (.95)      .02     (.34)    (.38)     (.07)

Diluted Net Income/
  (Loss)Per Share(.21)     (.53)     (.51)     (.95)      .02     (.34)    (.38)     (.07)


In the fourth quarter of 2002, the Company announced closure of its Dublin administration office. The costs associated with the restructuring are approximately $110,000 and have been included in selling, general and administrative expenses in the statement of operations. In the fourth quarter of 2001 the Company announced a reduction in its workforce from 141 to 99 employees and the closure and relocation of one of its manufacturing facilities to its main plant in New Ross, Ireland. The costs associated with the restructuring were approximately $100,000 and were booked to selling, general and administrative expenses in the statement of operations. At the year end approximately $117,000
(2001: $45,000) was accrued in respect of these costs.

                     Driver-Harris Company and Subsidiaries
            Schedule I - Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                           (Dollar Amounts in Thousands)
                                                             December 31
                                                         2002            2001

      Assets
      Current assets:
          Cash                                         $     5          $     1
          Accounts receivable from subsidiaries            829              829
                                                      --------         --------
      Total current assets                                 834              830

      Other assets                                           9               21
                                                      --------         --------
      Total assets                                     $   843          $   851
                                                      ========         ========

      Liabilities
      Current liabilities:
          Accounts payable                            $     68         $     53
          Accrued expenses                                 639              447
          Loan payable to officer                          100               41
          Investment in subsidiary                         688              261
          Current portion of long-term debt              1,598            1,434
                                                      --------         --------
      Total current liabilities                          3,093            2,236

      Postretirement benefit liabilities                   607              570
                                                      --------         --------
      Total liabilities                                  3,700            2,806

      Stockholders' equity
          Common stock                                   1,320            1,320
          Additional paid-in capital                     2,425            2,425
          Accumulated deficit                          (4,505)          (3,376)
          Accumulated other comprehensive loss         (2,097)          (2,324)
                                                      --------         --------
      Total Stockholders' Deficit                      (2,857)          (1,955)

      Commitments (note 1)
                                                      --------         --------
      Total Liabilities and Stockholders' equity       $   843            $ 851
                                                      ========         ========


                     Driver-Harris Company and Subsidiaries
             Schedule I - Condensed Financial Information of Registrant
                       Condensed Statements of Operation
                          (Dollar Amounts in Thousands)
                                                      Years Ended December 31
                                                     2002       2001       2000

Fees from subsidiaries                              $   -       $ 157     $  294
      Other                                             -          10          1
                                                    ----------------------------
                                                        -         167        295

      Selling, general and administrative expenses    312         422        629
      Interest and financing expenses                 164         130        102
      Tax benefit                                       -        (37)          -
                                                    ----------------------------
      Loss before equity in net loss
      of subsidiaries                               (476)       (348)      (436)

      Equity in net (loss) of subsidiaries          (653)     (2,903)      (490)
                                                    ----------------------------
Net loss                                        $ (1,129)    $(3,251)     $(926)
                                                    ============================


                     Driver-Harris Company and Subsidiaries
            Schedule I - Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flow
                         (Dollar Amounts in Thousands)
                                                            Years Ended December 31
                                                          2002         2001       2000

      Operating activities
      Net loss                                          $ (1,129)    $(3,251)   $ (926)
      Adjustments to reconcile net (loss) to
          net cash used in operating activities:
          Undistributed net (income) loss of
               Subsidiaries                                   653       2,903       490
          Non-cash compensation, fees and payments              -          34        74
          Increase in retirement benefit liabilities           37           7         4
          Accounts payable and accrued expenses               207         192       142
          Sundry                                               13         (6)      (12)
                                                         ------------------------------
      Net cash used in operating activities                 (219)       (121)     (228)

      Financing activities
      Increase in debt                                        164         129       100
      Issuance of capital stock                                 -           -        69
      Loan from Officer                                        59        (17)        58
                                                         ------------------------------
      Net cash provided by financing activities               223         112       227
                                                         ------------------------------
      Net change in cash                                        4         (9)       (1)
      Cash at beginning of year                                 1          10        11
                                                         ------------------------------
      Cash at end of year                                    $  5       $   1     $  10
                                                         ==============================


      Supplemental disclosure of cash flow information
      Cash paid during the year for:
          Interest                                      $    -          $   -     $   1
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


                     Driver-Harris Company and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                           (Dollar Amounts in Thousands)
<CAPTION
Col. A                              Col. B         Col. C         Col. D         Col. E

                                                Additions (1)
                                   Balance at    Charged to                      Balance
                                   Beginning     Costs and      Deductions        at End
Description                        of Period      Expenses        Describe      of Period

Year ended December 31, 2002:
    Deduction from
      related asset:
       Tax valuation
         Allowance                  $ 1,830       $ 236(2)           $(451)(2)     $ 1,615
       Allowances for
         doubtful trade
         accounts                       231         262                98(1)           591
==========================================

Year ended December 31, 2001:
   Deduction from
     related asset:
        Tax valuation
          Allowance                 $ 1,550       $  306(2)        $ (26)(2)     $ 1,830
        Allowances for
          doubtful trade
          accounts                      281         (37)             (13)(1)         231
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