Form 10-Q
period 2003-03-31
DRIVER HARRIS CO
filed 2003-05-22
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                     Form 10-Q



         [ X ]  Quarterly report pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2003

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

                       (address of princial executive offices)


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

Common Stock, $0.83 1/3 par value -- 1,474,346 shares as of May 22, 2003.




                        DRIVER-HARRIS COMPANY
                              I N D E X

PART I FINANCIAL INFORMATION                                                                PAGE

Item 1.  Consolidated Financial Statements

     Condensed Consolidated Balance Sheets
        March 31, 2003 (unaudited) and December 31, 2002                                    3

     Unaudited Condensed Consolidated Statements of
        Operations Three Months ended March 31, 2003 and
        March 31, 2002                                                                      4

     Unaudited Condensed Consolidated Statements of Cash Flows
        Three Months ended March 31, 2003 and
        March 31, 2002                                                                      5

     Notes to Condensed Consolidated Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                   8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                                  10
  (a) Reports on Form 8-K
         None filed in quarter

Exhibit 99.1                                                                                11

SIGNATURES                                                                                  11


                DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Amounts in thousands)
                                                                           March 31,         December 31,
                                                                             2003                2002
                                                                          -----------        ------------
                                                                        (Unaudited)
ASSETS
Current assets:
Cash                                                                      $   177              $    329
Accounts receivable - net                                                 6,170                5,945
Inventories:
     Materials                                                            491                  425
     Work in process                                                      256                  364
     Finished products                                                    1,554                1,675
                                                                          -------              -------
                                                                          2,301                2,464

Prepaid expenses                                                          341                  315
                                                                          -------              --------
Total current assets                                                      8,989                9,053

Assets held for sale                                                      151                  145
Property, plant & equipment - net                                         3,304                3,272
                                                                          --------             --------
Total assets                                                              $ 12,444             $ 12,470
                                                                          ======               ======
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
     Short-term borrowings                                                $  5,307             $  5,137
     Current portion of long-term debt                                    461                  444
     Note payable to Pension Benefit Guaranty Corp                        1,642                1,598
     Accounts payable                                                     4,241                4,757
     Accrued expenses                                                     2,845                2,303
     Loan payable to officer                                              110                  100
                                                                          --------             ---------
Total current liabilities                                                 14,606               14,339

Deferred Grants                                                           384                  381
Postretirement benefit liabilities                                        616                  607
--------             ---------
Total Liabilities                                                         15,606
12,470

Stockholders' Equity (Net Capital Deficiency):
     Common stock                                                         1,320                1,320
     Additional paid-in capital                                           2,425                2,425
     Retained loss                                                        (4,872)              (4,505)
     Accumulated other comprehensive loss                                 (2,035)              (2,097)
                                                                          ---------            ---------
Total stockholders' equity (net capital deficiency)                       (3,162)              (2,857)
                                                                          ---------            --------
                                                                          $ 12,444             $ 12,470
                                                                          =======              ======

See accompanying notes.


                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)
                                           THREE MONTHS ENDED
                                                MARCH 31,
                                       --------------------
                                       2003             2002
                                       ------           ------
Net sales                              $6,729           $ 5,921
Other revenue                          -                19
                                       ---------        ---------
Total Revenue                          6,729            5,940

Cost of sales                          5,990            5,279
                                       -------          -------
Gross profit                           739              661

Selling, general and administrative    884              886
                                       ------           --------
Operating (loss)                       (145)            (225)

Other (charges) credits:
Gain on disposal of assets
   held for sale                       -                239
Interest                               (148)            (103)
Foreign exchange (gain) loss           (74)             123
                                       --------         --------

Net (loss) income                      $ (367)          $ 34
                                       =====            =====

Basic net (loss) income per share      $(.25)           $.02
                                       ====             ====

Diluted net (loss) income per share    $(.25)           $.02
                                       ====             ====


Basic earnings per share-weighted
   average shares                      1,474,346        1,474,346
Diluted earnings per share-weighted
   average shares                      1,474,346        1,474,346


See accompanying notes.



            DRIVER-HARRIS COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    (Amounts in thousands)
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------
                                                      2003             2002
                                                      ------             ------
OPERATING ACTIVITIES
   Net (loss) income                                 $ (367)          $ 34
     Adjustments to reconcile net (loss)/income
       to net cash (used in ) provided by
       operating activities:
          Depreciation and amortization               89              96
          Gain on disposal of assets held for sale    -               (239)
          Receivables                                 5               306
          Inventories                                 254             362
          Prepaid expenses                            (17)            79
          Accounts payable and accrued expenses       (153)           47
                                                      ---------       -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   (189)           685

INVESTING ACTIVITIES
         Capital expenditures                         -               (5)
         Proceeds from disposal
            of assets held for sale                   -               525
                                                      -------         -------
NET PROVIDED BY INVESTING ACTIVITIES                 -                520

FINANCING ACTIVITIES
         Change in short-term debt                    27              (1,378)
         Reduction of long-term debt                  -               (17)
                                                      -------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   27              (1,395)

Effect of exchange rate changes on cash               10              20
                                                      --------        -------
Net change in cash                                    (152)           (170)
Cash at beginning of year                             329             250
                                                      -------         -------

     CASH AT END OF PERIOD                            $ 177           $ 80
                                                      ======          =====

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. These financial statements include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim period.

2 - Investments in Related Company and Other Subsidiaries
The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in
Ireland.

3 - Comprehensive Income
The components of comprehensive (loss) income as presented under Financial Accounting Standard 130, "Reporting Comprehensive Income", for the three months ended March 31, 2003 and 2002 are as follows:

                                                       Three Months
                                                      2003       2002
         Net (loss) income                          $ (367)      $ 34
         Foreign currency translation adjustment    62           67
                                                    --------     ------
         Comprehensive loss                         $(305)       $ 101
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

                                                     Reporting Segments
                                Parent Co.       Manufacturing      Distribution       Total
                                 (U.S.)            (Ireland)           (U.K.)

Three months ended March 31, 2003:
Revenues
   External revenues                                  $ 6,729                                 $ 6,729

Consolidated revenues                                 6,729                                   6,729

Net Loss                          $ (137)             (230)                                   (367)

Assets
   Total assets                   1,463               12,433                                  13,896
   Elimination of investment      (623)                                                       (623)
   Elimination of inter-
     company receivables          (829)                                                       (829)
                                  -------             ---------           --------            ---------
Total assets                      11                  12,433                                  12,444

Other Significant Items
   Depreciation expense                               101                                     101
   Interest expense               44                  104                                     148
   Expenditures for assets

Three months ended March 31, 2002:
Revenues
   External revenues                                  $ 5,155              $ 766              $ 5,921
   Inter-segment revenues                             130                                     130
   Other revenues                 $ 19                                                        19
   Elimination of inter-
     segment revenues                                 (130)                                   (130)
Consolidated revenues             19                  5,155               766                 5,940

Net Loss                          (121)               193                 (38)                34

Assets
   Total assets                   1,475               12,308              883                 14,666
   Elimination of investment      (623)                                                       (623)
   Elimination of inter-
     company receivables          (829)               (867)                                   (1,696)
   Elimination of inter-
     company inventory                                (225)                                   (225)
                                  -------             --------            --------            --------
Total assets                      23                  11,216              883                 12,122

Other Significant Items
   Depreciation expense                               101                 4                   105
   Interest expense               40                  59                  4                   103
   Expenditures for assets                            5                                       5

5 - Employee Stock Options

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

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock- Based Compensation- Transition and
Disclosure" ("SFAS 148").   SFAS 148 requires the following disclosures
in the interim financial statements of all companies with stock based compensation regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25.

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. No shares were issued as compensation during the first quarter of 2003 or 2002.

The following table illustrates the effect on net income (loss) and income (loss) per share AS if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

                                      Three Months Ended
                                            March 31,
                                    2003               2002

Net income (loss), as reported       $ (367)            $ 34
Deduct: Total stock-based employee
compensation expese determined
under fair value based method of
awards, net of related tax effects   (5)                (5)
                                     -------            -------
Proforma net income (loss)           $ (372)            $ 29

(Loss) income per share:
Basic and diluted - as reported      $ (0.25)           $ 0.02
Basic and diluted - pro forma        $ (0.25)           $ 0.02

These amounts may not necessarily be indicative of the pro-forma effect of SFAS No. 123 for future periods in which options may be granted.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Financial Condition

The ratio of current assets to current liabilities was 0.62 at March 31, 2003 down from 0.63 at December 31, 2002.

At March 31, 2003, the Company's subsidiaries had approximately
$6.2 million in available short-term bank credit lines of which
$5.3 million was in use.   The maximum amount the Company may borrow
under these credit lines at any point in time fluctuates in proportion to and is limited to the value of the Company's receivables.

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

On February 12, 2003 DRH Investments, LLC and DRH Equity Investments, LLC (collectively DRH LLC) jointly filed a Schedule 13D, notifying the Security and Exchange Commission that DRH Investments LLC had purchased the Note from the PBGC and that they had purchased 60,400 and 85,000 shares of the Company equal to 4.1% and 5.8% of the outstanding equity of the Company. The joint filers indicated that they were considering a wide variety of possible courses of action with respect to the Note and the Company. DRH LLC is not a related party to the Company, its officers or directors.

On April 30, 2003, DRH Investments, LLC filed suit against the Company for breach of the Note and money had and received. DRH seeks (i) payment of US$1,484,150 plus interest from February, 10, 2003, (ii) not less than 30,400 shares of Common Stock of the Company, (iii) penalties, costs and expenses associated with registering the Company shares, (iv) fees and costs incurred pursuant to the Note and other agreements, and (v) such other and further relief as the Court may deem just and proper.

The Company believes it has adequate cash flow to meet its ongoing operating obligations including debt repayments and capital commitments in Ireland, based on a plan of continuous cost reductions, increased margins and minimal capital expenditure which will permit the Company to remain within the limits
of its receivables discounting bank facility.   The Company believes the
actions it has taken will result in a return to stability and reduce its exposure to the competitive pressures of the ongoing consolidation in its industry.

The Company has struggled to meet supplier payments in the past two years due to the impact of cumulative losses and their impact on the net worth and reduced borrowing capacity. Going forward, the Company is dependent upon good collection of debtors and maintaining inventories at low levels in order to meet payments to creditors.

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

Debt Instruments

The Company's long-term debt of $2,103,000 including the current portion, is primarily fixed rate debt of which $1,642,000 is U.S. dollar denominated with the remaining balance primarily denominated in Euro. The Company's remaining debt of $5,307,000 is solely comprised of variable rate, short-term facilities denominated primarily in Euro and Sterling that does not subject the Company to significant interest rate risk. The Company estimates that a 1% increase in the interest rate on the borrowings would increase annual interest expense by approximately $53,000.

Results of Operations

Net sales to customers increased by 13.6% during the first quarter of 2003 compared to the first quarter of 2002, all of which was manufacturing revenue. Distribution sales were eliminated due to closure of the UK subsidiary in 2002. Increase in manufacturing revenue was due to an increase in the rate of exchange of Euro into dollars. Units shipped in manufacturing increased by 1.0%. The gross profit percentage during the first quarter increased to 11.0% in 2003 compared to 10.8% in 2002. This is primarily attributable to a small improvement in the mix of products, largely offset by more intense price competition. Improved mix was possible due to the restructuring which permitted the Company to focus on higher margin products and customers. Selling, general and administrative expenses were essentially unchanged when compared with the first quarter of last year.

The Company had a foreign exchange loss of $74,000 for the three months ended March 31, 2003 compared to a gain of $123,000 for the three months ended
March 31, 2002. This loss was due to the effect of the translation of Sterling denominated receivables and payables into Euro.

The Company has tax loss carry forwards of approximately $3,994,000 available to offset future U.S. taxable income, which expire between 2003 and 2022, and approximately $4,909,000 available to offset Iish taxable income.

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

Going Concern - The accounts have been prepared on the basis that the company is a going concern. Due to continuing losses including the heavy losses in 2002 and the fact that the Company has a deficiency of net assets and negative stockholders' equity, there are certain risks regarding the Company's ability to continue to trade in a normal manner. In the event that the Company was not a going concern, the asset values reflected in the balance sheet would likely have to be revised or reclassified and additional liabilities could arise and the classification of liabilities could be revised. Risks which exist for the Company's status as a going concern include the fact that lenders to the Irish operating subsidiary have severely limited the amount of funds that can be repatriated to the US parent company for payment of US operating expenses. Several of these expenses are critical to the viability of the Company and should funds be unavailable, the Company's going concern status could be threatened. In addition, certain creditors of the parent Company have potential claims against the Company. While these claims are not necessarily accepted by the Company and its attorneys, successful legal action by any of these creditors would impose severe cash requirements on the Company that could also place the Company's going concern status at risk. With regard to the preceding the Company is presently in negotiations to refinance
the PBGC note.   Further, the Company is dependent upon several key suppliers for raw materials. Should an interruption in supply of raw materials occur with any of these organizations, the Company would struggle to replace them with alternate suppliers. Finally, due to the serious nature of the losses, the lenders to the Company are constantly reviewing their ongoing level of support to the Company. If any of the credit lines to the Company are substantially reduced, the Company will face a liquidity shortfall. Management believes that the PBGC note can be satisfactorily renegotiated and that based on budgeted cash flows it has adequate cash flow to meet its ongoing operating obligations including debt repayments and capital commitments in Ireland, based on a plan of continuous cost reductions, increased margins and minimal capital expenditure which will permit the Company to remain within the limits of its receivables discounting banking facility.

Accounts Receivable - The Company reviews its accounts receivable on a regular basis and makes provision for amounts that are doubtful.

PART II - OTHER INFORMATION

	Exhibit 99.1
CERTIFICATION
I, Frank L. Driver, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Driver-Harris
Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have;
a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) 	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 22, 2003	Frank L. Driver
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIVER-HARRIS COMPANY



Date: May 22, 2003                        By:    Frank L. Driver
---------------------                     -----------------------
                                          Chief Financial Officer