Form 10-Q
period 2003-06-30
DRIVER HARRIS CO
filed 2003-09-24
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   Form 10-Q



         [ X ]  Quarterly report pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2003


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

Common Stock, $0.83 1/3 par value -- 1,474,346 shares as of September 24, 2003.




                        DRIVER-HARRIS COMPANY
                              I N D E X

PART I FINANCIAL INFORMATION                                                                PAGE

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
        June 30, 2003 (Unaudited) and December 31, 2002                           3

     Unaudited Condensed Consolidated Statements of
        Loss - Three and six Months ended June 30,
        2003 and June 30, 2002                                                                  4

     Unaudited Condensed Consolidated Statements of Cash Flows -
        Six Months ended June 30, 2003 and
        June 30, 2002                                                                                 5

     Notes to Financial Statements                                                             6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                    8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
     (a) Reports on Form 8-K                                                                      9

Exhibit 99.1                                                                                           10

SIGNATURES                                                                                          11



                DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Amounts in thousands)
                                                                          June 30,          December 31,
                                                                           2003                 2002
                                                                         -----------          ---------
                                                                        (Unaudited)
ASSETS
Current assets:
Cash                                                                     $ 235                 $ 329
Accounts receivable - net                                       4,792                  5,945
Inventories :
     Materials                                                         352                    425
     Work in process                                               198                    364
     Finished products                                            2,250                1,675
                                                                             --------             ------
                                                                            2,800                2,464

Prepaid expenses                                                   412                   315
                                                                            --------                ------
Total current assets                                                8,239               9,053

Assets held for sale                                                145                   145
Property, plant & equipment - net                          3,383                3,272
                                                                             --------                ------
                                                                             $ 11,767           $ 12,470
                                                                             ========           ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                                       $ 4,490            $ 5,137
     Current portion of long-term debt                       483                 444
     Note payable to Pension Benefit Guaranty Corp   1,688              1,598
     Accounts payable                                                5,652             4,757
     Accrued expenses                                                2,184             2,303
     Loan payable to officer                                       122                100
                                                                               --------                -------
Total current liabilities                                           14,619            14,339

Long-term debt                                                          22                     -
Deferred Grants                                                         390                 381
Postretirement benefit liabilities                              626                  607
                                                                                 --------             -------
Total Liabilities                                                       15,657            15,327

Stockholders' equity:
     Common stock                                                     1,320              1,320
     Additional paid-in capital                                    2,425              2,425
     Accumulated deficit                                             (5,450)            (4,505)
     Accumulated other comprehensive loss                 (2,185)            (2,097)
                                                                                 ---------            -------
Stockholders' equity                                                  (3,890)           (2,857)
                                                                                ---------             -------
                                                                                 $ 11,767        $ 12,470
                                                                                 =========      =======

See accompanying notes.


                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)
                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               June 30                           June 30
                                        2003             2002             2003             2002
                                       -------          -------          --------         ------
Net sales                              $5,890         $4,749        $12,619         $10,670
Other revenue                       2                  4                   2               23
                                       -------          -------          --------         ------
Total Revenue                      5,892           4,753          12,621          10,693

Cost of sales                        5,626           4,329          11,616           9,608
                                       -------          -------          --------         ------
Gross profit                         266              424             1,005            1,085

Selling, general and
 administrative expenses      668              752             1,552            1,638
                                       ------           --------         --------         ------

Operating loss                     (402)            (328)            (547)            (553)

Other charges (credits):
Gain on assets held for sale  -                    -                  -                 (239)
Interest                               143              133               291              236
Foreign exchange loss (gain) 33                33                107              (90)
                                       --------         --------         --------         ------
Loss before income taxes     (578)             (494)             (945)           (460)

Income taxes                           -                -                -                   -
                                       --------         --------         --------         ------
NET LOSS                           $ (578)          $ (494)          $ (945)         $ (460)
                                       ========         ========         ========         ======

BASIC NET LOSS PER SHARE      $(.39)           $(.34)           $(.64)           $(.31)
                                       ========         ========         ========         ======
DILUTED NET LOSS PER SHARE $(.39)           $(.34)           $(.64)           $(.31)
                                       ========         ========         ========         =======


Basic earnings per share-weighted
   average shares                      1,474,346        1,474,346        1,474,346         1,474,346
Diluted earnings per share-weighted
   average shares                      1,474,346        1,474,346        1,474,346         1,474,346

* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.
See accompanying notes.



            DRIVER-HARRIS COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    (Amounts in thousands)
                                                          SIX MONTHS ENDED
                                                              June 30
                                                      ----------------------
                                                       2003            2002
                                                      ------          ------
OPERATING ACTIVITIES
   Net loss                                           $ (945)           $ (460)
     Adjustments to reconcile net loss
       to net cash provided by operating activities:
          Depreciation and amortization     219             193
          Gain on disposal of assets held for sale     -           (234)
          Receivables                                 1,633           1,941
          Inventories                                 (114)             588
          Prepaid expenses                         (82)              (69)
          Accounts payable and accrued expenses   207           (534)
          Sundry                                        -                    33
                                                      ---------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES   918            1,460

INVESTING ACTIVITIES
         Capital expenditures                     (15)              (49)
         Proceeds from disposal of assets held for sale       -           542
                                                      -------         -------
NET CASH (USED IN)  PROVIDED BY
 INVESTING ACTIVITIES                          (15)               493

FINANCING ACTIVITIES
          Change in short-term debt             (987)              (2,086)
          Reduction of long-term debt          (3)                 (21)
                                                               -------         -------
NET CASH USED IN FINANCING
ACTIVITIES                                              (990)             (2,107)

Effect of exchange rate changes on cash     (7)                39
                                                      -------         -------
Net change in cash                                    (94)              (115)
Cash at beginning of year                          329              250
                                                      -------         -------

     CASH AT END OF PERIOD                    $ 235           $ 135
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

2 - Investments in Related Company and Other Subsidiaries
The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in Ireland.

3 - Comprehensive Income
The components of comprehensive loss as presented under Financial
Accounting Standard 130, "Reporting Comprehensive Income", for the three and six months ended June 30, 2003 and 2002 are as follows:

                                                        Three Months                Six Months
                                                      2003         2002           2003          2002
         Net loss                                    $ (578)      $ (494)       $ (945)         $(460)
         Foreign currency translation adjustment   (150)            51           (88)               118
                                                        ---------       --------            ---------       ------
         Comprehensive loss                  $ (728)      $(443)        $ (1,033)      $(342)
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


                                                             Reporting Segments
                                   Parent Co.         Manufacturing       Distribution        Total
                                    (U.S.)              (Ireland)            (U.K.)
                                   ----------         -------------       ------------        ------
Six months ended June 30, 2003:

Consolidated revenues                              12,619                                   12,619
Other revenue                                           2                                           2

Consolidated revenue                                12,621                                   12,621

Net Loss                          (219)                  (726)                                     (945)

Assets
   Total assets                  1,464                  11,755                                  13,219
   Elimination of investment    (623)                                                       (623)
   Elimination of inter-
     company receivables         (829)                                                          (829)
                                       -----------         -------------       ------------               ------
Total assets                     12                      12,755                                    11,767

Other Significant Items
   Depreciation expense                               243                                        243
   Interest expense            90                       201                                        291
   Expenditures for assets

Six months ended June 30, 2002:
Revenues
   External revenues                                    9,833               837               10,670
   Inter-segment revenues                            156                                       156
   Other revenues             23                                                                    23
   Elimination of inter-
     segment revenues                                  (156)                                     (156)
 Consolidated revenues    23                       9,833               837                10,693

Net Loss                          (201)                  (152)               (107)               (460)

Assets
   Total assets                   1,475                  11,682            174                 13,331
   Elimination of investment      (623)                                                      (623)
   Elimination of inter-
     company receivables          (829)             (32)                                       (861)
                                       -----------         -------------       ------------                  ------
Total assets                      23                      11,650            174                 11,847

Other Significant Items
   Depreciation expense                               208                   4                     212
   Interest expense            80                        149                  7                      236
   Expenditures for assets                            49                                            49


5.  - Subsequent Event

During August, the Company moved its listing from the American Stock Exchange to the Over The Counter market.

6 - Employee Stock Options

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

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. No shares were issued as compensation during the six months of 2003 or 2002.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

                                      Six Months Ended
                                            June 30,
                                    2003               2002

Net loss, as reported           $ (945)            $ (460)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method of
awards, net of related tax effects   (10)                (10)
                                     -------            -------
Proforma net loss                  $ (955)            $ (470)

(Loss) income per share:
Basic and diluted - as reported      $ (0.64)           $ (0.31)
Basic and diluted - pro forma        $ (0.65)           $ (0.32)

These amounts may not necessarily be indicative of the pro-forma effect of SFAS No. 123 for future periods in which options may be granted.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Financial Condition
The ratio of current assets to current liabilities was 0.56 at June 30, 2003 compared to 0.63 at December 31, 2002.

At June 30, 2003, the Company's subsidiaries had approximately $5.7 million in available bank credit lines of which $4.5 million was in use. The maximum amount the Company may borrow under these credit lines at any point in time fluctuates in proportion to and is limited to the value of the Company's receivables.

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

On March 31, 2003, the administration and finance function was moved from Dublin to the main factory location in New Ross, Ireland. Significant systems and personnel changes were made in order to streamline the finance activity and reduce costs. Preparation of the second quarter results was significantly delayed as a result. While management believes that this change will significantly improve controls and measurement of the business, certain controls and financial measurements were not to the standard management expects. Management has addressed these weakenesses and expects resolution during the third quarter.

Market Risks

Foreign Currency Fluctuations
With operations in two different countries, the Company's operating results may be adversely affected by significant fluctuations in the relative values among the U.S. dollar, Euro and the British Pound Sterling. The Company is periodically involved in hedging currency between the Euro and the British Pound Sterling through the use of futures contracts which are relatively short term in nature. The Company historically has experienced minimal gains and losses on such foreign currency hedging.

Debt Instruments
The Company's long term debt of $2.2 million including the current portion, is primarily fixed rate debt of which $1.7 million is U.S. denominated with the remaining balance denominated in Euro. The Company's remaining debt of $4.5 million is solely comprised of variable rate, short-term facilities denominated primarily in Euro to cover banking overdraft that does not subject the Company to significant interest rate risk. The Company estimates that a 1% increase in the interest rate on the borrowings would increase annual interest expense by approximately $46,000.

Results of Operations

Six Months of 2003 Compared to 2002:

Net sales to customers increased by 18.3% during the first six months of 2003 compared to 2002. Units shipped in manufacturing decreased by 9.0%.
Net sales increased due to higher shipments and the impact of a stronger Euro
versus US dollar from 2002 to 2003.   The gross profit percentage decreased to
8.0% in 2003 compared to 10.0% in 2002. This is primarily attributable to poor demand which led to increased price competition.

Selling, general and administrative expenses decreased by 5.3% in dollar terms when compared with the first half of last year and decreased to 12.3% of net sales compared to 15.4% for the same period last year due to centralization of administrative activities.

During the second quarter, a credit of $155,000 was taken to reflect an over payment of pension obligations.

On April 17, 2002 the Company sold the goodwill, stocks and certain other assets of its UK distribution subsidiary to a competitor. The Company recovered approximately $400,000 in working capital that had been invested in this subsidiary.

The Company had a foreign exchange loss of $107,000 for the six months ended June 30, 2003 compared to a gain of $90,000 for the six months ended June 30, 2002. The loss was due to the effect of the translation of Sterling denominated receivables and payables into Euro.

Second Quarter of 2003 Compared to 2002:

Net sales to customers increased by 24.0% during the second quarter of 2003 compared to the same period in 2002.

Units shipped in the second quarter of 2003 increased by 3.2% compared to the second quarter of 2002. The gross profit percentage decreased to 4.5% in 2003 compared to 8.9% in 2002 due to reduced selling prices.

Selling, general and administrative expenses decreased to 11.3% of net sales compared to 15.8% in 2002 due to consolidation of administration activities at the end of March.

During the second quarter, a credit of $155,000 was taken to reflect an over payment of pension obligations.

The Company has tax loss carry forwards of approximately $3,994,000 available to offset future U.S. taxable income which expire between 2003 and 2022.

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

PART II - OTHER INFORMATION

	Exhibit 99.1
CERTIFICATION
I, Frank L. Driver, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Driver-Harris
Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have;
a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) 	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  September 24, 2003	Frank L. Driver
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIVER-HARRIS COMPANY



Date: September 24, 2003                     By:    Frank L. Driver
---------------------                     -----------------------
                                          Chief Financial Officer