Form 10-Q
period 2003-09-30
DRIVER HARRIS CO
filed 2003-12-30
CIK 30197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   Form 10-Q



         [ X ]  Quarterly report pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2003


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

Common Stock, $0.83 1/3 par value -- 1,474,346 shares as of December 30, 2003.




                        DRIVER-HARRIS COMPANY
                              I N D E X

PART I FINANCIAL INFORMATION                                                                PAGE

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
        September 30, 2003 (Unaudited) and December 31, 2002                           3

     Unaudited Condensed Consolidated Statements of
        Loss - Three and Nine Months ended September 30,
        2003 and September 30, 2002                                                                  4

     Unaudited Condensed Consolidated Statements of Cash Flows -
        Nine Months ended September 30, 2003 and
        September 30, 2002                                                                                 5

     Notes to Financial Statements                                                             6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                    8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
     (a) Reports on Form 8-K                                                                      9

Exhibit 99.1                                                                                           10

SIGNATURES                                                                                          11



                DRIVER-HARRIS COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Amounts in thousands)
                                                                  September 30,          December 31,
                                                                           2003                 2002
                                                                         -----------          ---------
                                                                        (Unaudited)
ASSETS
Current assets:
Cash                                                                     $   9                 $ 329
Accounts receivable - net                                       5,701                  5,945
Inventories :
     Materials                                                         574                    425
     Work in process                                               261                    364
     Finished products                                            1,326                1,675
                                                                             --------             ------
                                                                            2,161                2,464

Prepaid expenses                                                   250                   315
                                                                            --------                ------
Total current assets                                                8,121               9,053

Assets held for sale                                                148                   145
Property, plant & equipment - net                          3,346                3,272
                                                                             --------                ------
                                                                             $ 11,615           $ 12,470
                                                                             ========           ======
LIABILITIES
Current Liabilities:
     Short-term borrowings                                       $ 4,996            $ 5,137
     Current portion of long-term debt                       492                 444
     Note payable to Pension Benefit Guaranty Corp   1,734              1,598
     Accounts payable                                                5,112             4,757
     Accrued expenses                                                2,231             2,303
     Loan payable to officer                                       135                100
                                                                               ---------                -------
Total current liabilities                                           14,700            14,339

Long-term debt                                                          20                     -
Deferred Grants                                                         385                 381
Postretirement benefit liabilities                              636                  607
                                                                                 --------             -------
Total Liabilities                                                       15,741            15,327

Stockholders' equity:
     Common stock                                                     1,320              1,320
     Additional paid-in capital                                    2,425              2,425
     Accumulated deficit                                             (5,628)            (4,505)
     Accumulated other comprehensive loss                 (2,243)            (2,097)
                                                                                 ---------            -------
Stockholders' equity                                                  (4,126)           (2,857)
                                                                                ---------             -------
                                                                                 $ 11,615        $ 12,470
                                                                                 =========      =======

See accompanying notes.


                    DRIVER-HARRIS COMPANY AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)
                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                               September 30                                  September 30
                                        2003             2002             2003             2002
                                       -------          -------          --------         ------
Net sales                              $5,954         $5,371        $18,573         $16,041
Other revenue                       -                  31                   2               54
                                      -------          -------          --------         ------
Total Revenue                      5,954           5,402          18,575          16,095

Cost of sales                         5,354          4,889           16,970          14,497
                                       -------          -------          --------         ------
Gross profit                         600              513             1,605            1,598

Selling, general and
 administrative expenses      716              913             2,268            2,551
                                        ------           --------         --------         ------

Operating loss                      (116)           (400)            (663)            (953)

Other charges (credits):
Gain on assets held for sale  -                    -                  -                 (239)
Interest                               144              169               435              405
Foreign exchange (gain) loss (82)             (13)                25              (103)
                                       --------         --------         --------         ------
Loss before income taxes     (178)             (556)           (1,123)           (1,016)

Income taxes                           -                -                -                   -
                                       --------         --------         --------         ------
NET LOSS                           $ (178)          $ (556)          $ (1,123)         $ (1,016)
                                       ========         ========         ========         ======

BASIC NET LOSS PER SHARE      $(.12)           $(.38)           $(.76)           $(.69)
                                       ========         ========         ========         ======
DILUTED NET LOSS PER SHARE $(.12)           $(.38)           $(.76)           $(.69)
                                       ========         ========         ========         =======


Basic earnings per share-weighted
   average shares                      1,474,346        1,474,346        1,474,346         1,474,346
Diluted earnings per share-weighted
   average shares                      1,474,346        1,474,346        1,474,346         1,474,346

* Adjusted weighted average shares not used since effect on earnings per share would be anti-dilutive.
See accompanying notes.



            DRIVER-HARRIS COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    (Amounts in thousands)
                                                         NINE MONTHS ENDED
                                                           September 30
                                                      ----------------------
                                                       2003            2002
                                                      ------          ------
OPERATING ACTIVITIES
   Net loss                                         $ (1,123)           $ (1,016)
     Adjustments to reconcile net loss
       to net cash provided by operating activities:
          Depreciation and amortization     295             303
          Gain on disposal of assets held for sale     -           (242)
          Receivables                                   882           	1,602
          Inventories                                  561             881
          Prepaid expenses                          89               (45)
          Accounts payable and accrued expenses  (529)            (275)
                                                      ---------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES   175            1,208

INVESTING ACTIVITIES
         Capital expenditures                      (15)              (60)
         Proceeds from disposal of assets held for sale       -           567
                                                      -------         -------
NET CASH (USED IN)  PROVIDED BY
 INVESTING ACTIVITIES                          (15)               507

FINANCING ACTIVITIES
          Change in short-term debt             (519)              (1,872)
          Increase in long-term debt                16                   87
                                                               -------         -------
NET CASH USED IN FINANCING
ACTIVITIES                                              (503)             (1,785)

Effect of exchange rate changes on cash      23                68
                                                      -------         -------
Net change in cash                                   (320)              (2)
Cash at beginning of year                          329              250
                                                      -------         -------

     CASH AT END OF PERIOD                    $ 9             $ 248
                                                      =======         =======

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1 - Basis of Presentation
These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information, disclosures, and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. These financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

2 - Investments in Related Company and Other Subsidiaries
The Company owns Irish Driver-Harris Co. Ltd.,("IDH"), located in Ireland.

3 - Comprehensive Income
The components of comprehensive loss as presented under Financial
Accounting Standard 130, "Reporting Comprehensive Income", for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                                        Three Months               Nine Months
                                                      2003         2002           2003          2002
         Net loss                                    $ (178)      $ (556)       $ (1,123)         $(1,016)
         Foreign currency translation adjustment   (58)             (71)            (146)               47
                                                        ---------       --------            ---------       ------
         Comprehensive loss                  $ (236)      $(627)        $ (1,269)      $(969)
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


                                                             Reporting Segments
                                   Parent Co.         Manufacturing       Distribution        Total
                                    (U.S.)              (Ireland)            (U.K.)
                                   ----------         -------------       ------------        ------
Nine months ended September 30, 2003:

Consolidated revenues                              18,573                                   18,573
Other revenue                                           2                                           2

Consolidated revenue                                18,575                                   18,575

Net Loss                          (328)                  (795)                                     (1,123)

Assets
   Total assets                  1,462                  11,605                                  13,067
   Elimination of investment    (623)                                                       (623)
   Elimination of inter-
     company receivables         (829)                                                          (829)
                                       -----------         -------------       ------------               ------
Total assets                     10                      11,605                                    11,615

Other Significant Items
   Depreciation expense                                333                                        333
   Interest expense            136                      299                                        435
   Expenditures for assets

Nine months ended September 30, 2002:
Revenues
   External revenues                                   $ 15,204		  $ 837		      $ 16,041
   Inter-segment revenues                             178                                     178
   Elimination of inter-
     segment revenues                                 (178)                                   (178)
Consolidated revenues                                 15,204              837                 16,041

Net (Loss)                        (244)               (562)               (210)               (1,016)

Assets
   Total assets                   1,482               11,531              104                 13,117
   Elimination of investment      (623)                                                       (623)
   Elimination of inter-
     company receivables          (829)               112                                     (717)
                                  -----------         -------------       ------------        ------
Total assets                      30                  11,643              104                 11,777

Other Significant Items
   Depreciation expense                               328                 4                   332
   Interest expense               122                 274                 5                   401
   Expenditures for assets                            60                                      60


5.  - Subsequent Event


On November 26, 2003 the board of directors filed Chapter 11 proceedings
in Newark, New Jersey Federal Court.   The board anticipates that the
company will submit a plan of reorganization to the court within nintey days which will restructure the debt obligations of the Company. The Board anticipates this plan will be accepted by the court and permanently resolve the long standing excess leverage. Management does not anticipate that this action will impact the operating company in any adverse manner.

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

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. No shares were issued as compensation during the nine months of 2003 or 2002.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

                                     Nine Months Ended
                                          September 30,
                                    2003               2002

Net loss, as reported           $ (1,123)            $ (1,016)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method of
awards, net of related tax effects   (10)                (10)
                                     -------            -------
Proforma net loss                  $ (1,133)            $ (1,026)

(Loss) income per share:
Basic and diluted - as reported      $ (0.76)           $ (0.70)
Basic and diluted - pro forma        $ (0.77)           $ (0.70)

These amounts may not necessarily be indicative of the pro-forma effect of SFAS No. 123 for future periods in which options may be granted.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Financial Condition
The ratio of current assets to current liabilities was 0.55 at September 30, 2003 compared to 0.63 at December 31, 2002.

At September 30, 2003, the Company's subsidiaries had approximately $6.5 million in available bank credit lines of which $5.0 million was in use. The maximum amount the Company may borrow under these credit lines at any point in time fluctuates in proportion to and is limited to the value of the Company's receivables.

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

On March 31, 2003, the administration and finance function was moved from Dublin to the main factory location in New Ross, Ireland. Significant systems and personnel changes were made in order to streamline the finance activity and reduce costs. Preparation of the second and third quarters results were significantly delayed as a result. While management believes that this change will significantly improve controls and measurement of the business, certain controls and financial measurements were not to the standard management expects. Management has addressed these weaknesses and believes the situation will not recurr un 2004.

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

Debt Instruments
The Company's long term debt of $2.2 million including the current portion, is primarily fixed rate debt of which $1.7 million is U.S. denominated with the remaining balance denominated in Euro. The Company's remaining debt of $5.0 million is solely comprised of variable rate, short-term facilities denominated primarily in Euro to cover banking overdraft that does not subject the Company to significant interest rate risk. The Company estimates that a 1% increase in the interest rate on the borrowings would increase annual interest expense by approximately $50,000.

Results of Operations

Nine Months of 2003 Compared to 2002:

Net sales to customers increased by 15.8% during the first nine months of 2003 compared to 2002. Units shipped in manufacturing decreased by 7.3%.
Net sales increased due to the impact of a stronger Euro versus US dollar from 2002 to 2003. The gross profit percentage decreased to 8.6% in 2003 compared to 9.9% in 2002. This is primarily attributable to poor demand which led to increased price competition.

Selling, general and administrative expenses decreased by 11.1% in dollar terms when compared with the first nine months of last year and decreased to 12.2% of net sales compared to 15.9% for the same period last year due to reduced administrative activities.

On April 17, 2002 the Company sold the goodwill, stocks and certain other assets of its UK distribution subsidiary to a competitor. The Company recovered approximately $400,000 in working capital that had been invested in this subsidiary.

The Company had a foreign exchange loss of $25,000 for the nine months ended September 30, 2003 compared to a gain of $103,000 for the nine months ended September 30, 2002. The loss was due to the effect of the translation of Sterling denominated receivables and payables into Euro.

Third Quarter of 2003 Compared to 2002:

Net sales to customers increased by 10.9% during the third quarter of 2003 compared to the same period in 2002.

Units shipped in the third quarter of 2003 increased by 9.2% compared to the third quarter of 2002. The gross profit percentage increased to 10.0% in 2003 compared to 9.6% in 2002 due to selective selling of higher margin products.

Selling, general and administrative expenses decreased to 12.0% of net sales compared to 17.0% in 2002 due to consolidation of administration activities at the end of March.

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

Going Concern - The accounts have been prepared on the basis that the company is a going concern. Due to continuing losses including the heavy losses in 2002 and the fact that the Company has a deficiency of net assets and negative stockholders' equity, there are certain risks regarding the Company's ability to continue to trade in a normal manner. In the event that the Company was not a going concern, the asset values reflected in the balance sheet would likely have to be revised or reclassified and additional liabilities could arise and the classification of liabilities could be revised. Risks which exist for the Company's status as a going concern include the fact that lenders to the Irish operating subsidiary have severely limited the amount of funds that can be repatriated to the US parent company for payment of US operating expenses. Several of these expenses are critical to the viability of the Company and should funds be unavailable, the Company's going concern status could be threatened. In addition, certain creditors of the parent Company have potential claims against the Company. While these claims are not necessarily accepted by the Company and its attorneys, successful legal action by any of these creditors would impose severe cash requirements on the Company that could also place the Company's going concern status at risk. With regard to the preceding the Company is presently in negotiations to refinance
its debts.   Further, the Company is dependent upon several key suppliers for raw materials. Should an interruption in supply of raw materials occur with any of these organizations, the Company would struggle to replace them with alternate suppliers. Finally, due to the serious nature of the losses, the lenders to the Company are constantly reviewing their ongoing level of support to the Company. If any of the credit lines to the Company are substantially reduced, the Company will face a liquidity shortfall. Management believes that the debt of the Company can be satisfactorily renegotiated and that based on budgeted cash flows it has adequate cash flow to meet its ongoing operating obligations including debt repayments and capital commitments in Ireland, based on a plan of continuous cost reductions, increased margins and minimal capital expenditure which will permit the Company to remain within the limits of its receivables discounting banking facility.

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

Dated:  December 30, 2003	Frank L. Driver
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIVER-HARRIS COMPANY



Date: December 30, 2003                     By:    Frank L. Driver
---------------------                     -----------------------
                                          Chief Financial Officer